Form 10-K
period 1996-12-31
UNITED USN INC
filed 1997-03-31
CIK 926134

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                            Commission file number
  December 31, 1996                                        333-16265

                          USN Communications, Inc.
           (Exact name of registrant as specified in its charter)

    Delaware                                         36-3947804
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                      Identification No.)

        10 South Riverside Plaza, Suite 401, Chicago, Illinois 60606
                  (Address of principal executive offices)

Registrant's telephone number, including area code  (312) 906-3600

Securities registered pursuant to Section 12(b) of the Act:

                                    None

Securities registered pursuant to Section 12(g) of the Act:

                                    None

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _____
NO   X

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.   X

           The number of shares of Registrant's Class A Common Stock, par value $.01 per share, outstanding as of March 15, 1997: 717,526 shares. There are no outstanding shares of the Registrant's Class B Common Stock, par value $.01 per share.


                                   PART I

Item 1.    BUSINESS

Introduction

           USN Communications, Inc., formerly United USN, Inc. (the "Company"), a Delaware corporation, was formed and commenced operations in April 1994. The Company is a rapidly growing provider of integrated local and long distance telecommunications services in the United States. The Company resells telecommunications services of certain regional Bell operating companies ("RBOCs") and certain long distance carriers to provide an integrated solution of local and long distance services to the underserved small and medium-sized business segment. The Company primarily focuses its marketing efforts on businesses with telecommunications usage of less than $5,000 per month. The Company's approach simplifies the subscriber's telecommunications procurement and management tasks and provides for the easy addition of customized services, such as special local and long distance pricing and enhanced and other value-added calling and billing features designed to meet specific subscriber needs.

           The Company's goal is to be more flexible, innovative and responsive to the needs of its subscribers than the RBOCs and the large long distance carriers, which primarily concentrate their sales and marketing efforts on residential and large commercial subscribers. Market research combined with the Company's experience indicates that its target subscribers prefer a single source and single bill for all of their telecommunications needs. The Company provides local service obtained from the incumbent RBOCs at wholesale rates, which allows subscribers to switch to local service provided by the Company without changing their existing telephone numbers or adding new facilities or equipment. The Company provides long distance services by purchasing bulk capacity from long distance carriers and reselling those services to the Company's subscribers. By providing an integrated, customized package of local, long distance and enhanced and other value-added services on a single bill through its proprietary software and responsive subscriber care systems, the Company believes that it provides a differentiated and competitive product.

           The Company obtains its resold local services pursuant to comprehensive local exchange resale agreements with Ameritech Corporation ("Ameritech") for the greater metropolitan Chicago area, Ohio and Michigan (collectively, the "Ameritech Resale Agreements") and with NYNEX Corporation ("NYNEX") for the states of New York and Massachusetts (the "NYNEX Resale Agreements"). The Company has also entered into a limited service offering ("LSO") agreement with NYNEX for the resale of Centrex services over a private local network which provides access to the majority of business lines in Manhattan, New York. After a nine month systems test period with Ameritech, the Company commenced service in Illinois in August 1996, followed by Ohio in October 1996. The Company completed a systems test period in New York in October 1996 and started offering service in November 1996. The Company began service in Michigan at the end of 1996 and commenced service in Massachusetts in March 1997. Additionally, the Company has contracted with certain long distance carriers, including MCI Communications Corporation ("MCI") and Sprint Corporation ("Sprint") to provide capacity for its long distance traffic. The Company continuously seeks to enter into agreements with additional RBOCs, long distance carriers and enhanced and other value-added service providers in order to aggressively build its subscriber base as well as to provide additional services to its existing subscribers while reducing costs. See "--Vendor Agreements."

Market Opportunity

           The Telecommunications Act of 1996 (the "Telecommunications Act") is expected to result in a fundamental change in the competitive structure of the local exchange market, greatly accelerating changes that have been under way for several years as a result of policy initiatives of the Federal Communications Commission (the "FCC") and ongoing deregulatory trends at the state level. Specifically, the Telecommunications Act lifted regulatory barriers to entry into the local market, required the resale of local services by the RBOCs and put in place various measures designed to further the development of a competitive market, all of which benefit the Company.

Subscribers and Marketing

           The Company's subscribers include small and medium-sized businesses which principally have telecommunications usage of less than $5,000 per month. The Company believes that the RBOCs and large interexchange carriers historically have chosen not to concentrate their sales and marketing efforts on this business segment, which the Company believes represents a significant portion of the telecommunications service market. Through radio and newspaper advertising as well as various marketing programs, the Company has sought to establish itself as a recognized brand name for its products and services emphasizing responsive subscriber support systems, competitive product and pricing packages and a targeted sales and marketing strategy. The Company had approximately 1,700 customers as of December 31, 1996.

           The Company's services are currently sold through a direct sales effort, but the Company plans to expand its sales efforts to a multi-channel marketing approach, which combines both direct and indirect sales efforts. The Company believes this marketing approach would increase market coverage and reduce marketing costs and subscriber acquisition costs. The Company focuses on the structuring, management and control of its marketing programs in order to effectively integrate with the billing and information systems of the RBOCs.

           The Company has recruited and continues to recruit a direct sales force in each of the markets in which it operates. The Company recruits salespeople with experience in selling competitive telecommunications services in the markets where they are based. The Company's sales force is trained in-house with a rigorous subscriber-focused training program that promotes activity-based selling with a uniquely designed program for subscriber acquisition. The sales force makes calls to prospective subscribers from potential subscriber modules created by acquiring business databases sorted by target characteristics (e.g., size of business and number of telephone lines). Salespeople are given an incentive through a commission structure, with a target of 50% of a salesperson's compensation based on such person's performance.

Management Information Systems

Introduction

           The Company is committed to the continued development and successful implementation of billing and subscriber care systems that provide accurate and timely information to both the Company and its subscribers. The proprietary interfaces of the Company's management infor-mation systems for the provisioning of services to the Company's customers have been developed in cooperation with Ameritech and NYNEX, with which the Company has entered into resale agreements. The Company believes this method of development is a critical element to successfully providing local telecommunications services and is an advantage, as the RBOCs have an economic and strategic incentive to work with resellers that have sophisticated information systems that can interface efficiently with the RBOCs' systems. The Company believes its experience in developing these systems will allow it to offer services quickly in new markets. The subscriber care systems have been developed and continue to be enhanced in a client/server environment allowing for flexibility to accommodate an expanding subscriber base, efficient entry into new markets and rapid development of additional functionality.

           As a result of the Ameritech Resale Agreements and the NYNEX Resale Agreements, as well as changes in the Company's subscriber base and product mix, the Company has modified its billing and subscriber care systems. The new systems were developed to run in a multi-site wide area network configuration allowing the Company to decentralize certain data processing and subscriber care activities as desired. Due to the modular nature of this hardware and software setup, new centers may be added by the Company to accommodate subscriber growth and entry into additional territories.

           The systems are designed to provide access to a broad range of information on individual subscribers, including their call volume, patterns of usage and billing history. This same information is used by the Company to identify subscriber trends and will allow for proactive support of the Company's marketing efforts.

           The Company expects to continue to pursue a strategy of growth and expansion, which will place additional demands on the Company's billing and subscriber care systems. In the past the Company has experienced a number of billing and provisioning problems under its LSO agreement with NYNEX. Although the Company believes that the NYNEX-related problem has been substantially resolved and that its billing and subscriber care systems have been adequate to date for its business, there can be no assurance that the problems will not recur or that new billing and provisioning difficulties will not arise in the course of the Company's execution of its business strategy. Such difficulties, if they were to occur, could have a material adverse effect on the Company's business, operating results and financial condition.

           The anticipated high growth in the subscriber base in 1997 and 1998 following the recent significant expansion of the field sales organization is likely to put substantial stress on the legacy billing and subscriber care systems. The Company intends to invest a significant portion of its capital plan for 1997 and 1998 to develop more robust billing and subscriber care systems.

Billing and Management Systems

           The Company currently outsources the rating, printing and mailing of subscriber bills. Since these functions require a high volume of processing in a limited time frame, the Company has determined that the most economical way currently to process bills is to share the hardware resources with others. The subscriber usage information for billing and the tables and procedures used in the rating of call records are maintained separately by the Company to manage the ongoing needs of each subscriber. Standard management reports are generated for every billing cycle.

Provisioning and Subscriber Information/Subscriber Care

           Provisioning of service to subscribers is accomplished through the Company's proprietary systems. The provisioning gateway systems are designed to interface with the RBOCs' systems through a variety of delivery mechanisms, including Internet mail, direct connect, fax and network data mover. Information regarding new subscribers is electronically requested from the RBOCs and long-distance carriers, evaluated by the Company in terms of credit risk and potential revenue and subsequently processed into the Company's subscriber care system. In addition, the Company's information systems generate margin analysis reports on existing businesses of the Company and accounts receivable information.

Vendor Agreements

Introduction

           The Company has executed comprehensive local exchange resale agreements, including the Ameritech Resale Agreements for the greater metropolitan Chicago area, Ohio and Michigan, and the NYNEX Resale Agreements for the states of New York and Massachusetts. Additionally, the Company has entered into an LSO agreement with NYNEX for the resale of Centrex over a private local network which provides access to a majority of the business lines in Manhattan, New York. The Company estimates, based on data compiled by the FCC, that the regions covered by the Ameritech Resale Agreements and the NYNEX Resale Agreements include access to over 10 million business access lines and over 20 million residential access lines. The Company continuously evaluates opportunities to enter into agreements with additional RBOCs, long distance carriers and enhanced and other value-added service providers in order to aggressively build its subscriber base as well as to provide additional services to its existing subscribers while reducing costs.

           The Company currently has long distance resale agreements with MCI and Sprint. Such agreements allow the Company to offer its subscribers integrated local and long distance telecommunications services. In addition, such agreements have allowed the Company to enter and establish itself as a telecommunications provider in strategically targeted markets prior to establishing a local exchange resale agreement.

Ameritech Resale Agreements

           Pursuant to the Ameritech Resale Agreements, the Company purchases local exchange services at discounted rates based on a ten-year term. These agreements contain pricing protections designed to maintain the competitiveness of the Company's discounted rates and position the Company to purchase capacity at rates at least as favorable as those of competitors that have or may eventually negotiate a resale agreement. The level of discounts of the resold services provided under these agreements vary based on the state and the nature of services resold (i.e., access lines, local calls, toll calls or features).

           Services offered for resale include most of the telecommunications products and services engineered and provided by Ameritech, such as local exchange calling and attendant features including call waiting, call forwarding, caller ID and three-way calling. The rates for these services are filed with the public utilities commission of each respective state. The Company also has an agreement with Ameritech for the resale of certain non-tariffed services to its subscribers, including inside wire maintenance.

           The Ameritech Resale Agreements include a minimum commitment of resold access lines per region covered. The minimum commitment in Illinois is 150,000 business access lines and in Ohio and Michigan, 100,000 business access lines and 10,000 residential lines. The minimum commitment is not a limitation on the Company's overall ability to sell access lines at discounted rates. However, if the Company fails to meet its minimum commitment, the Company is subject to an underutilization charge equal to the number of unutilized lines multiplied by a fixed average business line rate. The measurement period of the minimum commitment does not commence, however, until the completion of a three month trial or "beta period" and an 18 month "ramp up" period which gives the Company the ability to build its subscriber base. In addition, the Ameritech Resale Agreements provide a "carryforward" provision designed to minimize the potential for any liability resulting from a failure to meet the minimum commitment by carrying forward underutilization amounts which may be met in the future.

           If the Company does not meet its minimum commitment by the end of the ten-year term, with the benefit of the carryforward provision, the Company has the option to either pay a penalty based on the aggregate number of unutilized lines or subscribe on a monthly basis to an equivalent number of lines during the next three-year period. In the event the Company terminates any of the Ameritech Resale Agreements prior to their expiration without cause, the Company is subject to a termination charge.

NYNEX Resale Agreements

           On July 9, 1996, the Company executed a resale agreement with NYNEX to provide for the resale of local exchange services for the state of New York at discounted rates based on a ten-year term. The New York NYNEX Resale Agreement contains pricing protections designed to maintain the competitiveness of discounted rates provided to the Company. Under the New York NYNEX Resale Agreement, the Company receives the lowest rate and/or most favorable term provided to any reseller; however, if a lower rate is provided to a reseller committing to both a longer term and a greater volume commitment, the Company receives the lower rate but must negotiate with NYNEX a reasonable transition to similar commitments. If the Company cannot successfully negotiate such a transition with NYNEX, then the Company may be unable to maintain the lowest rate. The level of discounts of resold services varies based on the nature of the services. The New York NYNEX Resale Agreement contains a minimum commitment of 100,000 business access lines. In the event the Company does not satisfy the minimum commitment after a beta period and ramp-up period, the Company is subject to an underutilization charge. However, the NYNEX Resale Agreement also contains a carryforward provision designed to minimize the potential of an underutilization charge. The Company has also executed an interim resale agreement with NYNEX for Massachusetts. This agreement does not contain a term and volume commitment, but was designed to allow the Company to begin reselling services in Massachusetts expeditiously in a manner consistent with state regulatory developments. It is expected that the Company and NYNEX will enter into a long-term resale agreement for Massachusetts similar to the New York NYNEX Resale Agreement.

NYNEX Limited Service Offering

           Since 1994, the Company has offered Centrex over a private local network, which allows the Company to provide integrated local exchange service and long distance service, on a resale basis to the majority of business lines of Manhattan, New York. The Company has access to 23 NYNEX switches over a private local network and dedicated lines at discounted rates based on volume of traffic. The Company believes the LSO agreement will complement services provided under the NYNEX Resale Agreement by allowing the Company to package specifically tailored telecommunications services. The LSO agreement contains a minimum commitment of 10,000 local exchange access lines. The Company has not met this minimum commitment due to NYNEX provisioning delays. The LSO Agreement provides that provisioning delays allow the Company to postpone its obligation to meet the minimum commitment.

Long Distance Agreements

           The Company primarily uses MCI to provide a wide range of long distance telecommunications services to its customers. Services offered for resale from MCI include a variety of inbound, outbound, calling card and international services. In addition, the Company also resells teleconferencing, debit cards, branded operator services and private line services.

           The Company's primary long distance carrier agreement is with MCI, which became effective August 1, 1996 and contains a 33-month term. It requires the Company to achieve certain monthly dollar targets in order to qualify for discounted rates on carrier services. After a nine-month "ramp-up" period, the agreement provides for an annual commitment for each of the two years following the "ramp-up" period. If the Company does not meet its annual commitment during any annual period of the term, an underutilization charge shall apply in an amount equal to 15% of the difference between the committed amount and the actual usage. However, the Company may carry forward up to 10% of the initial annual commitment for a period of up to three months in the following annual period.

Enhanced and Other Value-Added Telecommunications Services

           The Company is in the process of negotiating agreements to offer on a resale basis enhanced and other value-added services such as Internet access, paging and voicemail. In addition, the Company has entered into an agreement for the exclusive rights in the United States and Canada to distribute a Windows-based teleconferencing product which allows the conference host to conduct a conference call using point and click graphics directly from a personal computer without having to make teleconference reservations.

Competition

           The Company operates in a highly competitive environment and has no significant market share in any market in which it operates. The Company expects that competition will intensify in the future due to regulatory changes, including the enactment of the Telecommunications Act and the increase in the size, resources and number of market participants. In each of its markets, the Company faces competition for local service from larger, better capitalized incumbent providers, many of whom have greater financial resources than the Company. Additionally, the long distance market is already significantly more competitive than the local exchange market, because the RBOCs have historically had a monopoly position within the local exchange market. The incumbent local exchange carriers ("LECs") have long-established relationships with their subscribers and provide those subscribers with various transmission and switching services that the Company, in many cases, has only recently begun to offer.

           In the local exchange market, the Company also faces competition or prospective competition from one or more competitive access providers ("CAPs"), which have significantly greater financial resources than the Company, and from other competitive providers, including non-facilities-based providers like the Company. For example, AT&T, MCI and Sprint, among other carriers, have each begun or indicated their intention to begin offering local telecommunication services in major U.S. markets using their own facilities or by resale of the LECs' or other providers' services. In fact, certain competitors, including MCI, Sprint and AT&T, have entered into interconnection agreements with Ameritech with respect to the states of Illinois, Michigan and Ohio. These competitors either have begun or will in the first half of 1997 likely begin offering local exchange service in those states, subject to the joint marketing restrictions under the Telecommunications Act described below. In addition, some of these competitors have entered into interconnection agreements with NYNEX and either have begun or in the first half of 1997 will likely begin offering local exchange service in New York and Massachusetts, subject to such joint marketing restrictions. In addition to these long distance service providers, entities potentially capable of offering switched services include CAPs, cable television companies, electric utilities, other long distance carriers, microwave carriers, wireless telephone system operators and large subscribers who build private networks. Many facilities-based CAPs and long distance carriers, for example, have committed substantial resources to building their networks. By building a network, a facilities-based provider can enter the local exchange market by using its own network, or entering into interconnection agreements or resale agreements with incumbent LECs, including RBOCs. Such additional alternatives may provide the CAPs with greater flexibility and a lower cost structure than the Company.

           With respect to wireless telephone system operators, the FCC recently authorized cellular, personal communications service and other commercial mobile radio service ("CMRS") providers to offer wireless services to fixed locations, rather than just to mobile subscribers, in whatever capacity such CMRS providers choose. Previously, cellular providers could provide service to fixed locations only on an ancillary or incidental basis. This authority to provide fixed as well as mobile services will enable CMRS providers to offer wireless local loop service and other services to fixed locations (e.g., office and apartment buildings) in direct competition with the Company and other providers of traditional fixed telephone service. In addition, in August 1996 the FCC promulgated regulations that classify CMRS providers as telecommunications carriers, thus giving them the same rights to interconnection and reciprocal compensation under the Telecommunications Act as other non-LEC telecommunications carriers, including the Company.

           Under the Telecommunications Act and related federal and state regulatory initiatives, barriers to local exchange competition are being removed. The availability of broad-based local resale and introduction of facilities-based local competition are required before the RBOCs may provide in-region interexchange long distance services. Also, the largest long distance carriers (AT&T, MCI, Sprint and any other carrier with 5% or more of the pre-subscribed access lines) are prevented under the Telecommunications Act from bundling local services resold from an RBOC in a particular state with their long distance services until the earlier of
(i) February 8, 1999 or (ii) the date on which the RBOC whose services are being resold obtains in-region long distance authority in that state. The RBOCs are currently allowed to offer certain in-region "incidental" long-distance services (such as cellular, audio and visual programming and certain interactive storage and retrieval functions) and to offer virtually all out-of-region long distance services.

           In January 1997, Ameritech, the RBOC in three states where the Company operates, filed and subsequently withdrew an application for in-region long distance authority in Michigan. The Company anticipates that Ameritech will again file an application with respect to Michigan as well as most or all of its other states--including Illinois and Ohio. Other RBOCs, including NYNEX in New York, are expected to file such applications as early as the first half of 1997. The FCC will have 90 days from the date such an application is filed to decide whether to grant or deny the application. Once the RBOCs are allowed to offer widespread in-region long distance services, both they and the largest interexchange carriers will be in a position to offer single-source local and long distance services similar to those offered by the Company. While new business opportunities will be made available to the Company through the Telecommunications Act and other federal and state regulatory initiatives, regulators are likely to provide the incumbent LECs with an increased degree of flexibility with regard to pricing of their services as competition increases. Although the Ameritech Resale Agreements and the NYNEX Resale Agreements contain certain pricing protections, including adjustments in the wholesale rates to be consistent with any changes in the Ameritech and NYNEX retail rates, if the incumbent LECs elect to lower their rates and sustain lower rates over time, this may adversely affect the revenues of the Company and place downward pressure on the rates the Company can charge. While the Ameritech and NYNEX Resale Agreements ensure that the Company will receive any lower rate provided to any other reseller, under the NYNEX Resale Agreement if such lower rate is provided to a reseller committing to both a longer term and a greater volume commitment, the Company receives the lower rate, but must negotiate with NYNEX a reasonable transition to similar commitments. If the Company cannot successfully renegotiate such a transition with NYNEX, then the Company may be unable to maintain the lowest rate. The Company believes the effect of lower rates may be offset by the increased revenues available by offering new products and services to its target subscribers, but there can be no assurance that this will occur. In addition, if future regulatory decisions afford the LECs excessive pricing flexibility or other regulatory relief, such decisions could have a material adverse effect on the Company.

           Competition for the Company's products and services is based on price, quality, network reliability, service features and responsiveness to subscriber needs. While the Company believes that it currently has certain advantages relating to the timing, ubiquity and cost savings resulting from its resale agreements, there is no assurance that the Company will be able to maintain these advantages. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to the Company. Many of the Company's existing and potential competitors have financial, technical and other resources significantly greater than those of the Company.

Government Regulation

           The Company is subject to varying degrees of federal, state, local and international regulation. In the United States, the Company is most heavily regulated by the states, especially for the provision of local exchange services. The Company must be separately certified in each state to offer local exchange services. No state, however, subjects the Company to price cap or rate-of-return regulation. FCC approval is required for the resale of international facilities and services. The FCC has determined that nondominant carriers, such as the Company, are required to file interstate tariffs on an ongoing basis, setting forth the Company's rates and operating procedures. Such tariffs can currently be modified on one day's notice. The FCC recently issued regulations to eliminate this tariff filing requirement for all nondominant carriers, such as the Company and all other nondominant interexchange carriers (except possibly the RBOCs in certain circumstances), effective in late 1997. The FCC has recently ruled, subject to its consideration of the issue in another pending FCC proceeding, that RBOCs providing out-of-region long distance service through separate subsidiaries from their local telephone operations qualify for nondominant treatment. Out-of-region RBOC services provided through unseparated entities, however, are subject to full dominant carrier regulation, including the requirement to submit cost support with tariffs and to file tariffs on at least 15 to 45 days' notice, depending on various factors. The FCC has not yet indicated whether RBOC in-region service, when authorized, will be subject to dominant or nondominant regulatory status.

           Legislation. On February 8, 1996, President Clinton signed into law the Telecommunications Act, comprehensive federal telecommunications legislation affecting all aspects of the telecommunications industry. The Telecommunications Act establishes a national policy that promotes local exchange competition. The Telecommunications Act requires that local and state barriers to entry into the local exchange market be removed and establishes broad uniform standards under which the FCC and the state commissions are to implement local competition and co-carrier arrangements in the local exchange market. Under certain conditions and subject to reasonable exceptions, incumbent LECs will be required to make available for resale to new entrants all services offered by the LEC on a retail basis. The Telecommunications Act also imposes significant obligations on the RBOCs and other incumbent LECs, including the obligation to interconnect their networks with the networks of competitors. Each incumbent LEC would be required not only to open its network but also to "unbundle" the network. The FCC issued regulations in August 1996 defining a minimum set of elements which must actually be unbundled, and each state may augment this list if it wishes. The pricing of these unbundled network elements and services will determine whether it is economically attractive to use these elements.

           In addition to the required network unbundling applicable to all incumbent LECs, the RBOCs have an added incentive to open their local exchange networks to facilities-based competition because the Telecommunications Act provides for the removal of the current ban on RBOC provision of in-region inter-LATA toll service and equipment manufacturing. This ban will be removed only after the RBOC demonstrates to the FCC, which must consult with the Department of Justice and the relevant state commissions, that the RBOC has (1) met the requirements of the Telecommunications Act's 14-point competitive checklist and (2) entered into an approved interconnection agreement with at least one unaffiliated, facilities-based competitor in some portion of the state pursuant to which such competitor provides both business and residential service (or that by a date certain no such competitors have "requested" interconnection as defined in the Telecommunications Act). RBOC in-region services must be provided through a separate subsidiary for three years, unless extended by the FCC. In January 1997, Ameritech, the RBOC in three states where the Company operates, filed and subsequently withdrew an application for in-region long distance authority in Michigan. The Company anticipates that Ameritech will again file an application with respect to Michigan as well as most or all of its other states--including Illinois and Ohio. Other RBOCs, including NYNEX in New York, are expected to file such applications as early as the first half of 1997. If the FCC determines that the RBOC's entry into in-region provision of long distance in that state is in the public interest and that the RBOC has met the 14-point checklist, it must authorize the RBOC to provide such services.

           Under the 14-point competitive checklist, in order to obtain in-region long distance authority an RBOC must first demonstrate to the FCC, among other things, that, within a particular state, it offers competing LECs the following: interconnection as required under the Telecommunications Act; non-discriminatory access to unbundled network elements at just and reasonable rates; non-discriminatory access to its poles, ducts, conduits and rights-of-way; unbundled local loop transmission, unbundled local transport and unbundled local switching; non-discriminatory access to 911 services; directory assistance, operator call completion services and white pages directory listings for competing local carriers' subscribers; non-discriminatory access to call routing databases; number portability (i.e., the ability of a subscriber to keep the same telephone number when switching local telephone service providers); dialing parity (i.e., the ability of subscribers of one telephone service provider to call subscribers of other providers without dialing access codes); reciprocal compensation arrangements for the termination of calls between competing local networks; and permitting resale of its telecommunications services.

           While state-by-state regulatory activity has to date brought resale co-carrier arrangements or initiatives to various degrees of completion in nearly all states, the Telecommunications Act is intended to accelerate the process and create a competitive environment in all markets, eliminating state and local statutory and regulatory barriers to entry. This preemption of state laws barring local competition and the relaxation of regulatory restraints should enhance the Company's ability to expand its service offerings nationwide. In contrast, by removing barriers to entry into the local exchange market and at the same time enabling multiple carriers to compete with the Company in the provision of local and long distance services, ultimately allowing the RBOCs and large interexchange carriers to offer their own packages of single-source local/long distance services, the Telecommunications Act will substantially increase the compe-tition the Company will face.

           In addition to providing the Company with a national framework to achieve local exchange resale carrier status in local exchange markets, the Telecommunications Act permits the Company, as a telecommunications carrier with less than 5% of nationwide presubscribed access lines, to continue to offer single-source combined packages of local and long distance services. In contrast, AT&T, MCI and Sprint may not bundle in an RBOC's territory their local services resold from an RBOC and in-region long distance service until the earlier of (i) February 8, 1999 or (ii) the date the RBOC is authorized to enter the inter-LATA long distance market in that state.

           The Telecommunications Act also creates a new Federal-State Joint Board for the purpose of making recommendations to the FCC regarding the implementation of a largely revised universal service program. All telecommunications carriers, including the Company, that provide interstate services are required to contribute, on an equitable and nondiscriminatory basis, to the preservation and advancement of universal service pursuant to a specific and predictable universal service mechanism to be established by the FCC. The Federal-State Joint Board issued recommendations regarding the scope and funding of universal service in December 1996, but those recommendations are not binding. The FCC may exempt certain classes of carriers from having to contribute to the universal service fund. The Company is unable to predict the final formula for universal service contribution or its own level of contribution.

           Federal Regulation. The Telecommunications Act in some sections is self-executing, but in most cases the FCC must issue regulations that identify specific requirements before the Company and its competitors can proceed to implement the changes the Telecommunications Act prescribes. The FCC already has commenced several of these rulemaking proceedings.

           The Company actively monitors all pertinent FCC proceedings and has participated in some of these proceedings. The Telecommunications Act provides that individual state utility commissions can, consistent with FCC regulations, prohibit resellers from reselling a particular service to specific categories of subscribers to whom the incumbent LEC does not offer that service at retail. In August 1996, the FCC issued detailed regulations providing that many such limitations are presumptively unreasonable and that states may enact such prohibitions on resale only in certain limited circumstances. In particular, the FCC concluded that while it would be permissible to prohibit the resale of certain residential or other subsidized services to end users that would be ineligible to receive such services directly from the LEC, all other "cross-class" selling restrictions, including those on volume discount and flat-rated offerings to business customers, would be presumed unreasonable. An incumbent LEC may rebut this presumption, however, by demonstrating that the class restriction is reasonable and nondiscriminatory. The FCC also rejected claims by several incumbent LECs to provide for several exceptions to the general resale obligation. For instance, it refused to create a general exception for all promotional or discounted offerings, including contract and customer-specific offerings. The FCC did, however, conclude that short-term promotional prices (i.e., those offered for 90 days or less) are not "retail rates" and thus are not subject to the wholesale rate obligation. Incumbent LECs may not offer consecutive 90-day promotions to avoid these resale obligations.

           The Telecommunications Act also provides that state commissions shall be given an opportunity to determine the wholesale rates for local telecommunications services (i.e., the rates charged by incumbent LECs to resellers such as the Company) on the basis of retail rates less "avoided costs," i.e., marketing, billing, collection and other administrative costs avoided by the incumbent LEC when it sells at wholesale. In August 1996 the FCC issued detailed regulations identifying such avoided costs, and also included in such category "avoidable" costs. To determine the specific value of avoided and avoidable costs applicable to each service of a particular incumbent LEC, the FCC required the state public service commissions to conduct detailed cost studies consistent with the FCC regulations governing what constitutes avoided and avoidable costs. Until such time that these costs studies are completed, the FCC established an interim default discount of between 17% and 25%. Accordingly, until such time that a state determines the actual level of avoided and avoidable costs pursuant to the FCC's regulations, it may require incumbent LECs to discount their retail offerings by 17% to 25%, provided that actual cost studies are completed within a reasonable time. The Telecommunications Act also provides that state commissions shall determine the rates charged for unbundled elements of the incumbent LEC's network on the basis of cost plus a reasonable profit. In August 1996, the FCC declined to issue detailed regulations governing the relationship between these two pricing standards, leaving the interpretation and implementation of the two standards to the states. The Company is unable to predict the final form of such state regulation, or its potential impact on the Company or the local exchange market in general.

           In August 1996, the FCC also issued regulations that, among other things, set minimum standards governing the terms and prices of interconnection and access to unbundled incumbent LEC network elements. These regulations indirectly affect the price at which the Company's new facilities-based competitors may ultimately provide service. At the same time, the FCC imposed minimum obligations regarding the duty of incumbent LECs to negotiate interconnection or resale arrangements in good faith.

           A number of RBOCs, state regulatory commissions and other parties have filed requests for reconsideration by the FCC of various parts of the rules announced by the FCC in August 1996, including those provisions (a) limiting competitors' ability to purchase for resale certain types of service that the RBOC is no longer marketing to new customers ("grandfathered services"), and (b) establishing pricing methodologies and interim default rates for resold services and unbundled network elements. The FCC is conducting a proceeding to consider the various petitions for reconsideration, and a decision is expected in the first half of 1997. In addition, many of the same parties and certain other parties have filed court appeals challenging the same FCC rules. All the court appeals have been consolidated before the Eighth Circuit Federal Court of Appeals, which has stayed the effect of certain parts of the rules (including the provisions establishing pricing methodologies and default rates for resold services and unbundled network elements) pending its decision in the appeals. The U.S. Supreme Court declined to dissolve the stay, and the court of appeals' decision is not expected before the middle of 1997. The Company cannot predict at this time the outcome of the appeals or reconsideration processes.

           In July 1996, the FCC mandated that over the course of the next year responsibility for administering and assigning local telephone numbers be transferred from the RBOCs and a few other LECs to a neutral entity. In August 1996, the FCC issued regulations which address certain of these issues, but leave others for decision by the states and the still-to-be selected neutral numbering plan administrator. The new FCC numbering regulations (a) prohibit states from creating new area codes that could unfairly hinder LEC competitors (including the Company) by requiring their customers to use 10 digit dialing while existing incumbent LEC customers use 7 digit dialing, and (b) prohibit incumbent LECs (which are still administering central office numbers pending selection of the neutral administrator) from charging "code opening" fees to competitors (such as the Company) unless they charge the same fee to all carriers including themselves. In addition, each carrier is required to contribute to the cost of numbering administration through a formula based on net telecommunications revenues. In July 1996, the FCC released rules to permit both residential and business consumers to retain their telephone numbers when switching from one local service provider to another (known as "number portability"). RBOCs are required to implement number portability in the top 100 markets by October 1, 1997 and to complete it by December 31, 1998. In smaller markets, RBOCs must implement number portability within six months of a request therefor commencing December 31, 1998. Other LECs, including the Company, are required to implement number portability by October 31, 1997 only in those of the top 100 markets where the feature is requested by another LEC. Similarly, the Company and other non-RBOC LECs are only required to implement number portability by December 31, 1998 in those additional markets where the feature is requested by another LEC. The Company already offers number portability as it provides local service obtained from the incumbent RBOCs. This allows subscribers to switch to the Company's services and still retain their existing telephone numbers.

           In addition, the FCC recently authorized cellular and other CMRS providers to offer wireless services to fixed locations (rather than just to mobile subscribers), including offering wireless local loop service, in whatever capacity such provider determines. Previously, many CMRS providers could provide fixed services on only an ancillary or incidental basis. In addition, in August 1996 the FCC promulgated regulations that classify CMRS providers as telecommunications carriers, thus giving them the same rights to interconnection and reciprocal compensation under the Telecommunications Act as other non-LEC telecommunications carriers, including the Company.

           State Regulation. Historically, certain of the Company's resold local and long distance services were classified as intrastate and therefore subject to state regulation. As its local service business and product lines has expanded, the Company has offered more intrastate service and become increasingly subject to state regulation. The Telecommunications Act maintains the authority of individual state utility commissions to impose their own regulation of local exchange services so long as such regulation is not inconsistent with the requirements of the Telecommunications Act. In all states where certification is required, the Company's operating subsidiaries are certificated as common carriers. In all states, the Company believes that it operates with the appropriate state regulatory authorization. The Company currently is authorized to provide intrastate toll or a combination of local and intrastate toll service in more than 40 states. These authorizations vary in the scope of the intrastate services permitted.

           The Telecommunications Act provides that the Company's resale agreements must be submitted to the applicable state utility commission for approval, and it places strict limitations on the bases on which a state commission can reject such an agreement. If the state commission does not act within 90 days after the agreement is submitted for approval, then the agreement is deemed approved. In addition, if a state commission fails to act to enforce an agreement, the FCC can (upon request of a party) take jurisdiction over the matter. A state commission's decisions regarding implementation and enforcement of an agreement are appealable to the federal district court in that state.

Employees

           As of December 31, 1996, the Company employed approximately 450 people. The Company's employees are not unionized, and the Company believes its relations with its employees are good. In connection with its marketing and sales efforts and the conduct of its other business operations, the Company uses third party contractors, some of whose employees may be represented by unions or collective bargaining agreements. The Company believes that its success will depend in part on its ability to attract and retain highly qualified employees.


Item 2.    PROPERTIES

           The Company leases twenty-seven facilities, principally sales facilities, in Boston, Massachusetts, Chicago, Illinois, Detroit, Michigan, Cleveland and Columbus, Ohio and New York City, as well as in a number of areas surrounding such cities and in other significant urban areas in Michigan, New York and Ohio. The Company maintains its corporate headquarters in Chicago, Illinois. Although the Company's facilities are adequate at this time, the Company believes that it may have to lease additional facilities, particularly in new metropolitan areas where the Company enters RBOC resale agreements.


Item 3.    LEGAL PROCEEDINGS

           From time to time the Company is party to routine litigation and proceedings in the ordinary course of its business. The Company and its subsidiaries are not aware of any current or pending litigation that the Company believes would have a material adverse effect on the Company's results of operations or financial condition. The Company and its subsidiaries continue to participate in regulatory proceedings before the FCC and state regulatory agencies concerning the authorization of services and the adoption of new regulations.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

           No matters were submitted to a vote of the Company's securityholders during the fourth quarter of fiscal 1996.


                                  PART II

Item 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

           No established public trading market exists for the Company's common equity. As of March 15, 1997, there were approximately 32 holders of record of the Company's Class A Common Stock, par value $.01 per share, and no holders of record of the Company's Class B Common Stock, par value $.01 per share.

           The Company has not declared any dividends on its common equity in the two most recent fiscal years. Pursuant to the terms of the Company's Certificate of Designations, Powers, Rights and Preferences of 9.0% Cumulative Convertible Pay-In-Kind Preferred Stock, the Company may not pay or declare any dividend or make any distribution upon the Company's common stock. In addition, under the terms of an indenture governing the Company's 14% Senior Discount Notes due 2003, the Company may not declare any dividend or make any distribution on any of its capital stock (other than dividends, distributions or payments made solely in nonredeemable capital stock of the Company) unless certain financial conditions are satisfied and no default under such indenture has occurred or shall occur as a consequence thereof.

Item 6.    SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING DATA

           The following table presents selected historical consolidated financial data for the period from inception of the Company in April 1994 to December 31, 1994 and for the fiscal years ended December 31, 1995 and 1996. The selected financial data has been derived from consolidated financial statements of the Company. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the related notes appearing elsewhere in this report.


                                                                 Inception to
                                                                  December 31,         Fiscal Year Ended December 31,
                                                                      1994                 1995                     1996
                                                                ----------------       -------------              --------
                                                                  (in thousands, except per share information and ratios)

Statement of Operations Data:
   Net service revenue................................         $      1,737         $       7,884              $       9,814
   Cost of services...................................                1,455                 9,076                      9,256
                                                               ------------         -------------              -------------
   Gross margin.......................................                  282                (1,192)                       558
   Sales and marketing expense........................                2,869                 5,867                     12,612
   General and administrative expense.................                4,686                11,100                     20,665
   Interest expense...................................                   26                   734                      1,797
   Interest and other income(1).......................                  152                   646                      9,469
   Minority interest..................................                   --                   150                         --
                                                               ------------         -------------              -------------
   Net loss...........................................         $     (7,147)        $     (18,097)             $     (25,047)
                                                               =============        ==============             =============
   Accumulated unpaid preferred dividends.............         $        707         $       3,810              $         225
   Net loss to common shareholders....................         $     (7,854)        $     (21,907)             $     (25,272)
   Net loss per common share..........................         $     (65.63)        $      (72.42)             $      (49.53)
   Weighted average shares outstanding................              119,678               302,520                    510,233

                                                                                      December 31,
                                                               ------------------------------------------------------------
                                                                    1994                  1995                       1996
                                                                 ------------         -------------                --------
Balance Sheet Data:
   Cash and cash equivalents..........................         $      5,979         $      13,705              $      60,569
   Total assets.......................................               12,747                20,471                     78,052
   Long-term debt (net of current maturities).........                3,176                   518                     59,864
   Redeemable preferred stock.........................               15,306                44,396                     10,045
   Common stockholders' deficit.......................               (7,830)              (28,768)                    (3,606)

                                                                 Inception to
                                                                  December 31,             Fiscal Year Ended December 31,
                                                                    1994                 1995                          1996
                                                               ----------------       -------------                 --------
                                                                             (in thousands, except ratios)
Other Data:
    EBITDA(2)..........................................         $     (7,087)        $     (15,901)             $     (30,390)
    Cash flows from operating activities...............               (6,141)              (14,308)                   (24,098)
    Cash flows from investing activities...............               (1,708)               (2,556)                     7,274
    Cash flows from financing activities...............               13,828                24,589                     63,689
    Depreciation and amortization......................                  186                 2,258                      2,329
    Capital expenditures...............................                1,728                 1,740                      2,259
    Ratio of earnings to fixed charges(3)..............                   --                    --                         --


--------
(1) Interest and other income for the year ended December 31, 1996 includes a gain of $8.1 million realized on the sale of the Company's switching facilities in Ohio.
(2) EBITDA consists of operating income (loss) before depreciation and amortization. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, EBITDA is included because management believes that certain investors find it to be a useful tool for measuring the ability of the Company to service its debt. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. See the Consolidated Statements of Cash Flows of the Company and the related notes to the Consolidated Financial Statements thereto included herein.
(3) The ratio of earnings to fixed charges is computed by dividing pretax income (loss) from operations before interest charges by interest expense. Earnings were insufficient to cover fixed charges for the periods ended December 31, 1994, 1995 and 1996 by $7.0 million, $16.8 million and $22.6 million, respectively.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

           The Company commenced operations in April 1994 as a provider of local and long distance telecommunications services to meet the needs of small and medium-sized business subscribers, through the purchase of US Network Corporation ("US Network"). US Network had four months of operations prior to being acquired by the Company. Operations during this four month period included limited administrative expenses and no revenues, and assets consisted primarily of cash and organization costs. In October 1995, the Company, through a newly formed wholly owned acquisition subsidiary, Quest United, Inc. ("Quest"), acquired certain assets and assumed certain liabilities of Quest America, LP., a telecommunications reseller and consulting firm (the "Quest Acquisition").

           Initially, the Company entered the local telecommunications market as a facilities-based CAP with network facilities in Ohio. Due to the high costs associated with the initial construction, installation and expansion of each local network facility, including right-of-way costs, franchise fees, interconnection charges and other operating expenses and in anticipation of the impact of the passage of the Telecommunications Act of 1996, the Company refocused its operations. The Company sold its existing facilities in Ohio and certain other assets in February 1996, and transferred certain liabilities with respect to those facilities, to pursue a non-facilities-based approach to the local telecommunications market.

           The Company negotiated for the first broad based resale agreement with Ameritech for local services, which was signed in November 1995, and negotiated with NYNEX for a comprehensive local resale agreement which was signed in July 1996. The Company also consummated various other agreements in 1996 with certain carriers for the resale of long distance and enhanced and other value-added services. The Company commenced the marketing and provisioning of services under those agreements during the latter half of 1996. Although management believes that its current strategy will have a positive effect on the Company's results of operations over the long-term, by continuing to seek other providers of local, long distance and enhanced and other value-added services in order to increase its subscriber base and product offerings and reduce expenses, this strategy is expected to have a negative effect on the Company's results of operations over the short-term. The Company anticipates losses and negative cash flow for the foreseeable future, attributable in part to significant investments in operating, sales, marketing, management information systems and general and administrative expenses. To date, the Company's growth, including capital expenditures, has been funded primarily by the capital contributions of Chase Venture Capital Associates, L P., CIBC Wood Gundy Ventures, Inc., Hancock Venture Partners IV - Direct Fund, L.P., BT Capital Partners, Inc., Northwood Capital Partners LLC, Northwood Ventures and Enterprises & Transcommunications, LP and by the proceeds from the September 30, 1996 sale to Merrill Lynch Global Allocation Fund, Inc. of debt securities and warrants to purchase common stock, which are described in detail under the caption "Liquidity and Capital Resources."

           The Company's net service revenue, which is recognized on a resale basis, primarily consists of sales revenue from telecommunications services. The Company bills its subscribers for local and long distance usage based on the type of service utilized, the number, time and duration of calls, the geographic location of the terminating phone numbers and the applicable rate plan in effect at the time of the call. Net service revenue for the Quest operations, which is recognized on an agency basis, primarily consists of commissions earned from carriers on telecommunications services provided to their subscribers.

           Cost of services includes the cost of local and long distance services charged by carriers for recurring charges, per minute usage charges and feature charges, as well as the cost of fixed facilities for dedicated services and special regional calling plans. In 1995, cost of services also included fixed and one-time charges associated with the Ohio switching facilities owned by the Company. These costs were transferred to a third party subsequent to December 31, 1995, when the obligations with respect to the switching facilities were effectively transferred.

           Sales and marketing expense consists of the costs of providing sales and other support services for subscribers. General and administrative expense consists of the costs of the billing and information systems and personnel required to support the Company's operations and growth as well as all depreciation and amortization expenses.

           The Company has experienced significant growth in the past and, depending on the extent of its future growth, may experience significant strain on its management, personnel and information systems. To accommodate this growth, the Company will continue to implement and improve operational, financial and management information systems. In an effort to support its growth, the Company added several senior management positions and over 250 employees in 1996. Also, the Company is implementing new information systems that will provide improved recordkeeping for subscriber information and management of uncollectible accounts and fraud control.

Results of Operations

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

           Net service revenue increased to $9.8 million for the year ended December 31, 1996 from $7.9 million for the year ended December 31, 1995. The increase in net service revenue was due primarily to a 36% increase in the subscriber base in the Company's geographic markets (from approximately 1,250 customers at the end of 1995 to approximately 1,700 customers at the end of 1996) and the revenues attributable to the Quest Acquisition which primarily consist of commissions earned from carriers on telecommunications services provided to their subscribers. Approximately $1.4 million in increased revenues is attributable to the addition of new customers, primarily in Ohio, and approximately $0.5 million is attributable to revenues gained from the Quest Acquisition.

           Gross margin of $0.6 million for the year ended December 31, 1996 improved from the negative margin of $1.2 million for the year ended December 31, 1995 due primarily to the elimination of fixed costs upon the sale of the switching facilities in Ohio and a $1.4 million sales and related margin adjustment for 1995 revenue purportedly not billed by NYNEX to the Company's customers under the billing and collection agreement. In 1996, the Company recovered approximately $0.9 million from NYNEX and is continuing to pursue additional amounts.

           Sales and marketing expenses increased $6.7 million, or 114%, from $5.9 million for the year ended December 31, 1995 to $12.6 million for the year ended December 31, 1996. The increase was due primarily to an increase in the number of sales and marketing employees from approximately 115 at the end of 1995 to over 300 at the end of 1996, which resulted in increases to salaries and benefits of $3.9 million, travel, training and entertainment costs of $1.0 million and recruitment costs of $0.8 million. Additionally, advertising costs increased $0.9 million due to product launches in the Company's target markets.

           General and administrative expenses increased $9.6 million, or 86%, to $20.7 million for the year ended December 31, 1996 versus $11.1 million for the year ended December 31, 1995. The increase was due primarily to an increase in the number of operations and administrative employees from approximately 90 at the end of 1995 to approximately 160 at the end of 1996, which resulted in increases to salaries and benefits of $2.5 million and facility costs of $1.2 million. Additionally, fees paid to consultants and other professionals increased over $1.0 million, primarily relating to the development and expansion of the Company's customer service, billing and administrative information systems and facilities. Amortization expense increased $0.8 million due primarily to a full year of amortization expense related to the Quest Acquisition in 1996 versus eight months in 1995. Additionally, $1.7 million of expense was incurred relating to the settlement of a derivative action filed by a minority shareholder.

           Interest and other income increased to $9.5 million for the year ended December 31, 1996 from $646,000 for the year ended December 31, 1995 due primarily to an $8.1 million non-recurring gain on the sale of the Company's switching facilities in Ohio in February 1996.

           Interest expense increased to $1.8 million for the year ended December 31, 1996 from $734,000 for the year ended December 31, 1995. This increase was due primarily to interest expense attributable to the Senior Notes and Convertible Notes issued in September 1996, which are described in more detail under the caption "Liquidity and Capital Resources."

           As a result of the factors described above, the Company's net loss increased to $25.1 million for the year ended December 31, 1996 from $18.1 million for the year ended December 31, 1995.

Year Ended December 31, 1995 versus Inception to December 31, 1994

           The results for fiscal 1995 are not comparable with the results for fiscal 1994 as fiscal 1995 represents a full fiscal year and fiscal 1994 represents approximately eight months of operations since the Company's inception in April 1994.

           Net service revenue increased to $7.9 million in fiscal 1995 from $1.7 million in fiscal 1994. This increase was due to a full year of operations and a 34% increase in the subscriber base (from approximately 930 customers at December 31, 1994 to approximately 1,250 customers at December 31, 1995).

           Cost of services increased to $9.1 million in fiscal 1995 from $1.5 million in fiscal 1994. The increase was due to the one-time installation costs and fixed ongoing costs related to the Ohio switching facilities, as well as increased costs associated with an increase in the number of subscribers.

           Sales and marketing expenses increased $3.0 million, or 103%, to $5.9 million in fiscal 1995 from $2.9 million in fiscal 1994. Approximately $1.5 million of the increase is due to the impact of a full year of operation in 1995 versus approximately eight months in 1994. The inclusion of expenses related to the operations of Quest in 1995 contributed an additional $0.8 million to the increase.

           General and administrative expenses increased $6.4 million, or 136%, to $11.1 million in fiscal 1995 from $4.7 million in fiscal 1994. Approximately $2.0 million of the increase is due to the impact of a full year of operation in 1995 versus approximately eight months in 1994. An additional $2.0 million was attributable to depreciation and amortization and other expenses related to the Quest Acquisition. The remaining increase is a result of increased personnel and expenses required to build the Company's customer service and administrative information systems and office facilities.

           Interest and other income increased to $646,000 in fiscal 1995 from $152,000 in fiscal 1994, due to significantly higher investable cash balances in fiscal 1995 resulting from the proceeds of the issuance of $26.3 million of preferred and common stock, as well as fiscal 1995 being a full year.

           Interest expense increased to $734,000 in fiscal 1995 from $26,000 in fiscal 1994. This increase was due to interest expense associated with the capitalized leases for the Ohio switch sites which began in December 1994.

           As a result of the factors described above, the Company's net loss increased to $18.1 million for fiscal 1995 from $7.1 million for fiscal 1994.

Liquidity and Capital Resources

           Since inception, the Company has funded its operations primarily through cash from its investors. As of December 31, 1996, the Company had cash and cash equivalents of $60.6 million and working capital of $52.4 million. The Company's operating activities utilized cash of approximately $24.1 million for the year ended December 31, 1996, $14.3 million for the year ended December 31, 1995 and $6.1 million for the period ended December 31, 1994.

           The Company's investing activities have consisted primarily of property and equipment purchases of $2.3 million, $1.7 million and $1.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. In 1996, these expenditures were primarily related to the buildout of new office space. In 1995 and 1994, these expenditures were primarily for fiber optic rings, leasehold improvements and furniture in Ohio that were sold in February 1996. In addition, the Company entered into capital leases of $0.6 million, $3.4 million and $3.1 million in 1996, 1995 and 1994, respectively, related to furniture and equipment and, in 1995 and 1994, the Ohio switch sites. The Company remains contingently liable on the 1994 and 1995 Ohio leases, but the Company believes that it has secured adequate protection from the assignee. In February 1996, the Company received $9.5 million in proceeds from the December 1995 sale of the Ohio facilities.

           In 1997 the Company anticipates having approximately $12 million of capital expenditures. A significant portion of the capital plan has been allocated to investments in information technology to support the growth of the subscriber base with more robust billing and subscriber care systems. The anticipated continued high growth in the subscriber base in 1998 will require a continued high level of investment in information technology in 1998.

           On September 30, 1996, the Company raised $10 million through the sale to Chase Venture Capital Associates, L.P., CIBC Wood Gundy Ventures, Inc., Hancock Venture Partners IV - Direct Fund, L.P., Northwood Capital Partners LLC, Northwood Ventures, BT Capital Partners, Inc. and Enterprises & Transcommunications, L.P. of 10,000 shares of 9% Cumulative Convertible Pay-In-Kind Preferred Stock (the "9% Preferred Stock"). Also on September 30, 1996, the Company raised approximately $55 million, net of issuance costs, through the sale to Merrill Lynch Global Allocation Fund, Inc. of (i) 48,500 units (the "Units") consisting of $48.5 million in aggregate principal amount at maturity of 14% Senior Discount Notes due 2003 (the "Senior Notes") and warrants to purchase 61,550 shares, subject to adjustment under certain circumstances, of Class A Common Stock, par value $.01 per share, of the Company, at an initial exercise price of $.01 per share, and (ii) $36.0 million in aggregate principal amount at maturity of 9% Convertible Subordinated Discount Notes due 2004 (the "Convertible Notes"). The aggregate purchase price of the Units was $30,203,375, and the aggregate purchase price of the Convertible Notes was $27,644,400. In 1995 and 1994, the Company's financing activities consisted primarily of raising capital in the form of Common Stock and Preferred Stock placements with venture capital organizations. During 1995 and 1994, the Company raised $26.3 million and $14.2 million, respectively, net of issuance costs. In 1995, the Company also assumed notes payable to investors in the Quest Acquisition.

           Although at December 31, 1996, the Company had working capital of approximately $52.4 million and total redeemable preferred stock and common stockholders' equity of approximately $6.4 million, projected cash usage in 1997 combined with an anticipated net loss in 1997, absent the infusion of additional capital resources, is anticipated to fully deplete the Company's working capital prior to December 31, 1997. Such events would place substantial doubt about the Company's ability to continue as a going concern. Although the Company's management believes that the Company will be able to raise sufficient funds, through capital contributions or additional equity or debt financings, to meet its operating expenses and other cash requirements, there can be no assurance that the Company would be able to complete such contributions or financing or that any such contributions or financing would be completed on terms satisfactory to the Company.

           The Company incurred net losses of $25.1 million, $18.1 million and $7.1 million in 1996, 1995 and 1994, respectively. Accordingly, no provision for current federal or state income taxes has been made to the financial statements. At December 31, 1996, the Company and its subsidiaries had net operating loss carry-forwards for Federal income tax purposes of approximately $46.1 million. The ability of the Company or the Company's subsidiaries, as the case may be, to utilize their net operating loss carry-forwards to offset future taxable income may be subject to certain limitations contained in the Internal Revenue Code of 1986, as amended (the "Code"). These operating losses begin to expire in 2009 for Federal income tax purposes. Of the net operating loss carry-forwards remaining at December 31, 1996, $12.3 million can be applied only against future taxable income of the Company's subsidiary USN Communications Northeast, Inc. (formerly United Telemanagement Services, Inc.).

Inflation

           Management believes that inflation has not had a material effect on the Company's results of operations.


Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The financial statements required by this statement are set forth on pages F-1 through F-14.


Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES

                     None.


                                  PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

           The following table provides certain information regarding the executive officers and directors of the Company.

           Name              Age         Position

Richard J. Brekka .........  36    Chairman of the Board
J. Thomas Elliott .........  50    President, Chief Executive Officer and
                                     Director
Ronald W. Gavillet.........  37    Executive Vice President, Strategy &
                                     External Affairs
Gerald J. Sweas............  49    Executive Vice President and Chief
                                     Financial Officer
Ryan Mullaney .............  40    Executive Vice President, Sales
Steven J. Parrish .........  41    Executive Vice President, Operations
Thomas A. Monson ..........  36    Vice President, General Counsel and
                                     Secretary
Thad J. Pellino ...........  35    Vice President, Marketing
Neil A. Bethke ............  37    Vice President, Information Systems
Thomas C. Brandenburg......  60    Director
Dean M. Greenwood   .......  53    Director
Donald J. Hofmann, Jr......  39    Director
William A. Johnston  ......  45    Director
Paul S. Lattanzio  ........  33    Director
Eugene A.  Sekulow  .......  65    Director

           Each director serves until his successor is duly elected and qualified. Officers serve at the discretion of the Board of Directors.

           Richard J. Brekka, Chairman of the Board, has been a director of the Company since April 1994. He is a Managing Director of CIBC Wood Gundy Capital, the merchant banking division of Canadian Imperial Bank of Commerce, and is a director and the President of CIBC Wood Gundy Ventures, Inc. ("CIBC"), an indirect wholly owned subsidiary of Canadian Imperial Bank of Commerce. Mr. Brekka joined CIBC in February 1992. Currently, Mr. Brekka serves on the board of directors of Orion Network Systems, Inc., MultiTechnology Corp., Telesystem International Wireless N.V., and Epoch Networks, Inc. (formerly HLC-- Internet, Inc.), and on the Board of Advisors of Telecom Partners L.P. Mr. Brekka received a B.S. in finance from the University of Southern California and an M.B.A. from the University of Chicago.

           J. Thomas Elliott, President and Chief Executive Officer, has been the Chief Executive Officer since April 1996. Mr. Elliott joined the Company in 1995 as a result of the acquisition of certain assets and assumption of certain liabilities of Quest, a company which he co-founded. From 1991 to 1993, Mr. Elliott was Senior Vice President of Sales and Marketing of Wiltel Communications Systems. From 1990 to 1991, Mr. Elliott was President and Chief Executive Officer of Call Net Inc. (Canada's first alternative long distance company) and Lightel Inc., its affiliate fiber optic facility provider. Subsequently, these companies were combined to form Sprint Canada. Mr. Elliott holds a bachelor's and master's degree in economics from the University of Windsor.

           Ronald W. Gavillet, Executive Vice President, Strategy & External Affairs, has performed the Company's legal, regulatory and strategic functions since 1994. Prior to joining the Company, Mr. Gavillet spent more than four years, from 1985 to 1987 and from 1992 to 1994, with MCI in a number of senior legal and regulatory positions. While at MCI, Mr. Gavillet developed and implemented the firm's regulatory policies in Illinois, Indiana, Michigan, Ohio and Wisconsin and negotiated sales agreements with national accounts. Mr. Gavillet holds a B.A. and B.S. from Southern Illinois University, a J.D. from Catholic University of America's Columbus School of Law and a Master of Management degree from Northwestern University's Kellogg School of Management and serves on the Telecommunications Resellers Association Local Services Council.

           Gerald J. Sweas, Executive Vice President and Chief Financial Officer, joined the Company in November 1996. From 1989 to 1996, Mr. Sweas was Vice President Finance and Administration, Treasurer and Chief Financial Officer of Norand Corporation, a wireless data communications networks company. Mr. Sweas holds a B.B.A. from Loyola University in Chicago, Illinois and an M.B.A. from the University of Wisconsin (Madison) and is a Certified Public Accountant.

           Ryan Mullaney, Executive Vice President, Sales, joined the Company in October 1996. From 1995 to 1996, Mr. Mullaney served as Vice President, Sales, USA West for Citizens Telecom, a medium-sized telecommunications company, where he managed sales in 13 states. From 1993 to 1995, Mr. Mullaney was Director of Member Development for McLeod Telemanagement Organization, where his duties included management of the company's field sales and service organization. From 1991 to 1993, Mr. Mullaney was National Sales Director of Centex Telemanagement, responsible for developing sales in the national market. Mr. Mullaney has a B.A. from the University of Nevada, Las Vegas.

           Steven J. Parrish, Executive Vice President, Operations, joined the Company in January 1996 initially as a consultant and assumed a full-time position. Prior to joining the Company, Mr. Parrish spent more than 12 years with Illinois Bell in various planning and operations positions. Mr. Parrish moved to Ameritech in 1991 where he helped start the Information Industry Services business unit as Vice President of Business Development and Vice President of Marketing and Sales for Network Providers. Mr. Parrish holds a bachelor's degree in electrical engineering from the University of Illinois and an MBA from the Illinois Institute of Technology.

           Thomas A. Monson, Vice President, General Counsel and Secretary, joined the Company in January 1997. From 1989 to 1996, Mr. Monson was Associate General Counsel of Envirodyne Industries, Inc., a $650 million public company, where he performed various corporate law, securities regulation, litigation and corporate operations support activities. Mr. Monson holds a B.S. from the University of Illinois and a J.D. from Harvard Law School.

           Thad J. Pellino, Vice President, Marketing, joined the Company in August 1995. From 1988 through 1995, Mr. Pellino was with MCI where he held a variety of marketing and business development positions, which included responsibility for the design of customized telecommunication packages for mid-size and long distance carriers. Mr. Pellino received his bachelor's degree in marketing/business administration from the University of Illinois.

           Neil A. Bethke, Vice President, Information Systems, joined the Company initially as a consultant in 1995 and assumed a full-time position in May 1996. From 1994 to 1996 Mr. Bethke served as principal for New Resources Corporation, a medium-sized consulting company specializing in client/server technology development for large service-oriented companies. From 1988 to 1994, Mr. Bethke served at Quantum Chemical Corporation and Sara Lee Corporation as Director of MIS, responsible for the reengineering of business processes through document routing and wide area network database management. Mr. Bethke holds a B.S. from the University of Wisconsin.

           Thomas C. Brandenburg, Director, has been a director of the Company since founding the Company in 1994. Prior to joining the Company, Mr. Brandenburg was the co-founder and principal of a telecommunications consulting firm with a service bureau-based enhanced service company. In 1983, Mr. Brandenburg was the co-founder and principal of LiTel Communica-tions, Inc. (now LCI International). Mr. Brandenburg is a graduate of the University of Notre Dame.

           Dean M. Greenwood, Director, was elected as a director of the Company in February 1997. Mr. Greenwood is Vice President of Prime Management Group and has been an officer of that company since 1992. Mr. Greenwood holds a B.B.A. and a J.D. from the University of Texas at Austin.

           Donald J. Hofmann, Jr., Director, has been a director of the Company since April 1994. Mr. Hofmann has been a General Partner of Chase Capital Partners (formerly known as Chemical Venture Partners) since 1992. Chase Capital Partners is the sole general partner of Chase Venture Capital Associates, L.P. Prior to joining Chase Capital Partners, he was head of MH Capital Partners, Inc., the equity investment arm of Manufacturers Hanover.

           William A. Johnston, Director, was elected a director of the Company in June 1994. Mr. Johnston has been a Managing Director of HVP Partners, LLC since January 1997. HVP Partners, LLC was formed to acquire Hancock Venture Partners, Inc., where Mr. Johnston has served in various capacities since 1983. Currently, Mr. Johnston serves on the advisory boards of The Centennial Funds, Austin Ventures, and Highland Capital Partners, as well as on the board of directors of Centennial Security, Inc., HLC-Internet, Inc., MultiTechnology Corp., The Marks Group, Inc., and Masada Security Corporation. Internationally, he serves on the board of directors of Telesystem International Wireless Corporation and Esprit Telecom. Mr. Johnston received a bachelor's degree from Colgate University and a master's degree from Syracuse University School of Management.

           Paul S. Lattanzio, Director, was appointed a director of the Company in August 1995. Currently, Mr. Lattanzio is a Managing Director of BT Capital Partners, Inc., an affiliate of Bankers Trust New York Corp. Mr. Lattanzio has been employed by BT Capital Partners, Inc. or an affiliate since 1984. Mr. Lattanzio received his B.S. in economics from the University of Pennsylvania's Wharton School of Business.

           Eugene A. Sekulow, Director, was elected a director of the Company in August 1995. Mr. Sekulow served as Executive Vice President of NYNEX Corporation from December 1991 to 1993. From 1986 to 1991, he served as President of NYNEX International Company. Since his retirement from NYNEX in 1993, Mr. Sekulow has founded his own telecommunications consultancy where he has been retained by European, U.S., Japanese, Southeast Asian and Canadian companies. Mr. Sekulow attended the University of Stockholm and the University of Oslo. He earned an M.A. in political science and economics and a Ph.D. from Johns Hopkins University.

           The Board of Directors of the Company consists of eight persons, including one outside director, one appointed by CIBC Wood Gundy Ventures, Inc., one appointed by Chase Venture Capital Associates, L.P., one appointed by Hancock Venture Partners IV Direct Fund, L.P., one appointed by BT Capital Partners, Inc. and one appointed by Enterprises & Trans-communications, L.P.

Directors' Compensation

           The Company's policy is not to pay compensation to its directors.

Compensation Committee Interlocks and Insider Participation

           The Company's Compensation Committee consists of Messrs. Brekka, Johnston and Lattanzio, none of whom is currently an employee or officer of the Company. No executive officer of the Company served during fiscal year 1996 as a member of a compensation committee or as a director of any entity of which any of the Company's directors serves as an executive officer.


Item 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

           The following table sets forth certain information concerning the cash and non-cash compensation during fiscal year 1996 earned by or awarded to the Chief Executive Officer and to the four other most highly compensated executive officers of the Company whose combined salary and bonus exceeded $100,000 during the fiscal year ended December 31, 1996 (the "Named Executive Officers").


                                                Annual Compensation
                                                                                            All Other
                                               Year          Salary          Bonus        Compensation

J. Thomas Elliott
  President and Chief Executive Officer       1996       $    182,500      $  97,500(1)         --
                                              1995(2)         139,165           --          $ 75,000
                                              1994             --               --              --

Ronald W. Gavillet                            1996            167,600         92,500(1)         --
  Executive Vice President, Strategy          1995            135,000         50,000(3)         --
  & External Affairs                          1994(4)           7,788           --              --

Thad J. Pellino                               1996             96,700         33,000(1)         --
  Vice President, Marketing                   1995(5)          31,058         33,125(3)         --
                                              1994             --               --              --

Neil A. Bethke                                1996(6)          69,711         31,250(1)         --
 Vice President, Information Systems          1995             --               --              --
                                              1994             --               --              --

Thomas C. Brandenburg                         1996            190,000           --              --
  Former Chief Executive Officer              1995            167,692           --              --
                                              1994            174,615           --              --

Robert J. Luth                                1996            150,000           --               50,000(7)
  Former Chief Financial Officer              1995            141,635         37,500(3)          69,806(7)
                                              1994             89,170           --              --

Kevin J. Burke                                1996            101,000           --              --
  Former Vice President, Network Engineering  1995            123,808           --              --
  and Technical Support                       1994             --               --              --


-------------------

(1) Represents the bonus that was earned with respect to 1996 and paid in 1997.
(2) Includes Mr. Elliott's compensation as an officer of Quest America, LP prior to the acquisition of its business by the Company. The $75,000 included as other compensation represents the amount Mr. Elliott received for consulting services to the Company prior to the Company's acquisition of the business of Quest America, LP.
(3) Represents amounts paid in 1996 with respect to bonuses earned in prior periods, primarily in 1995.
(4)   Mr. Gavillet commenced employment with the Company in November 1994.
(5)   Mr. Pellino commenced employment with the Company in August 1995.
(6)   Mr. Bethke commenced employment with the Company in June 1996.
(7) Includes amounts reimbursed by the Company for life and disability insurance premiums and temporary living expenses.


Option Grants

           The following table sets forth the aggregate number of stock options granted to each of the Named Executive Officers during the fiscal year ended December 31, 1996. Options are exercisable for Class A Common Stock, par value $.01 per share, of the Company.



                     OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                      POTENTIAL REALIZABLE VALUE
                                                                                                       AT ASSUMED ANNUAL RATE OF
                                                  PERCENT OF TOTAL                                     STOCK PRICE APPRECIATION
                        NUMBER OF SECURITIES       OPTIONS GRANTED                                      FOR OPTION TERM ($)(1)
                         UNDERLYING OPTIONS        TO EMPLOYEES IN      EXERCISE PRICE   EXPIRATION   ---------------------------
         NAME                GRANTED (#)             FISCAL YEAR           ($/SHARE)        DATE         5%            10%
         ----           --------------------     ------------------     -------------   -----------      --            ---

J. Thomas Elliott                7,500                    7.3%             $   1.50         6/28/96  $1,105,725    $ 1,686,450
                                29,925                   29.0%                 1.50         9/30/96   4,411,843      6,728,936

Ronald W. Gavillet               6,150                    6.0%                 1.50         6/28/96     906,695      1,382,889
                                21,859                   21.2%                 1.50         9/30/96   3,222,672      4,915,215

Thad J. Pellino                  2,000                    1.9%                 1.50         6/28/96     294,860        449,720
                                 1,494                    1.4%                 1.50         9/30/96     220,260        335,941

Neil A. Bethke                   2,000                    1.9%                 1.50         6/28/96     294,860        449,720
                                 1,494                    1.4%                 1.50         9/30/96     220,260        335,941


(1) The information disclosed assumes, solely for purposes of demonstrating potential realizable value of the options, that the per share fair market value of the Class A Common Stock is $96.00 per share as of December 31, 1996 and increases at the rate indicated, effective as of December 31 of each subsequent year during the option term. However, there is no established trading market for the Class A Common Stock, and no representation is made that the Class A Common Stock actually has such value or that the rates of increase in value can or will be achieved.

           The following table sets forth certain information concerning the exercise of stock options by the Named Executive Officers during the fiscal year ended December 31, 1996 and the December 31, 1996 aggregate value of unexercised options held by each of the Named Executive Officers.



 OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES (1)

                                                            NUMBER OF SECURITIES UNDERLYING    VALUE OF UNEXERCISED IN-THE-
                                                                UNEXERCISED OPTIONS AT            MONEY OPTIONS AT FISCAL
                                                                 FISCAL YEAR-END (#)                  YEAR-END ($) (1)
                                                            --------------------------------    ---------------------------
                             SHARES
                           ACQUIRED ON          VALUE
         NAME             EXERCISE (#)      REALIZED ($)      Exercisable/Unexercisable        Exercisable/Unexercisable
         ----             ------------      ------------      -------------------------        -------------------------

J. Thomas Elliott              --                --               1,875 / 35,550                  177,188 / 3,359,475

Ronald W. Gavillet             --                --               5,388 / 26,471                  510,706 / 2,501,510

Thad J. Pellino                --                --                 500 / 2,994                    47,250 / 282,933

Neil A. Bethke                 --                --                 500 / 2,994                    47,250 / 282,933

Robert J. Luth                2,000            189,000               1,850 / 0                        175,565 /0


(1) The information disclosed assumes, solely for purposes of illustrating the value of in-the-money options, that the per share fair market value of the Class A Common Stock is $96.00 as of December 31, 1996. However, there is no established trading market for the Class A Common Stock, and no representation is made that the Class A Common Stock actually has such value.


Benefit Plans

1994 Stock Option Plan

           In September 1994, the Board of Directors adopted the 1994 Stock Option Plan (the "1994 Plan"), which was subsequently approved by the stockholders in September 1994. A total of 100,452 shares of Class A Common Stock have been reserved for issuance under the 1994 Plan. The purposes of the 1994 Plan are to attract and retain qualified personnel, to provide additional incentives to employees, officers and directors of the Company and its affiliates and to promote the success of the Company's business. Under the 1994 Plan, the Company may grant incentive or non-qualified stock options to employees, officers and directors. However, to the extent that the aggregate fair market value of the Class A Common Stock issued to any person exceeds $100,000, such options must be treated as nonqualified stock options.

           Options granted under the 1994 Plan generally become exercisable six months after the date of the grant at a rate of 25% of the shares subject to the option and thereafter, at a rate of 25% at the end of each six month period for a total of two years, except that certain options granted to Mr. Sweas, Mr. Mullaney and Mr. Monson in connection with their employment agreements will be exercisable with respect to 50% of such options on the one-year anniversary of the date of grant and with respect to 25% of such options on each of the 18-month and 24-month anniversaries of the date of grant. The maximum term of a stock option under the 1994 Plan is ten years. If an optionee terminates his or her service for reasons other than death, disability, retirement, resignation or discharge for cause, the optionee may exercise only those option shares vested as of the date of termination. If, however, an optionee retires without prior Board of Directors approval or is terminated for cause, all options not previously exercised expire and are forfeited. In addition, the Company has the option to repurchase all or any part of the shares issued or issuable upon exercise, if an optionee's employment terminates for any reason whatsoever.

           The 1994 Plan may be amended at any time by the Board of Directors, although certain amendments require the consent of the participants of the 1994 Plan. The 1994 Plan will terminate in September 2004, unless earlier terminated by the Board of Directors.

1996 Option Grants Outside of the 1994 Stock Option Plan

           In connection with the issuance of the 9% Preferred Stock (described below) and the consummation of the Private Placement (described below), Messrs. Elliott, Gavillet, Parrish, Pellino and Bethke were granted 18,234, 11,996, 600, 312 and 312 additional options, respectively, to purchase a corresponding number of shares of Class A Common Stock at an exercise price of $1.50 per share. Such options are exercisable only upon conversion from time to time of the 9% Preferred Stock, in the case of all such employees, or, as the case may be with respect to Messrs. Elliott and Gavillet, of the Convertible Notes (described below), into shares of Class A Common Stock.

401(k) Plan

           In January 1995, the Company adopted the Employee 401(k) Profit Sharing Plan (the "401(k) Plan") covering all of the Company's employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the lesser of 15% of eligible compensation or the statutorily prescribed annual limit ($9,500 in 1996) and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional contributions to the 401(k) Plan by the Company on behalf of all participants. The Company has not made any contributions to date. The 401(k) Plan is intended to qualify under Section 401 of the Code so that contributions by employees or by the Company to the 401(k) Plan, and income earned on plan contributions, are not taxable to employees until withdrawn, and contributions by the Company, if any, will be deductible by the Company when made.

Employment Agreements

           In July 1996, Messrs. J. Thomas Elliott, President and Chief Executive Officer, and Ronald W. Gavillet, Executive Vice President, Strategy & External Affairs, entered into employment agreements with the Company. In November 1996, Mr. Gerald J. Sweas entered into an agreement with the Company pursuant to which he became the Company's Executive Vice President and Chief Financial Officer. The terms of such agreements are for a period of three years subject to automatic one-year renewals at each anniversary unless otherwise notified by the Company. The agreements establish a base salary to be paid each year which may be increased annually at the discretion of the Board of Directors. The annual base salaries of Messrs. Elliott, Gavillet and Sweas are $195,000, $185,000 and $150,000, respectively. In addition, subject to the attainment of certain performance objectives, each is entitled to an annual bonus. With respect to Messrs. Elliott and Gavillet, the agreements provide certain preemptive rights such that, if the Company raises capital by selling shares of any class of stock, each executive will have a right to purchase a certain percentage (3.8% for Mr. Elliott and 2.5% for Mr. Gavillet) of such shares on the same terms and conditions as the shares are being sold to others. Each of Messrs. Elliott's and Gavillet's agreements also provides that if the current shareholders sell any of their shares of Company stock to a third party under certain circumstances, each executive has a right to sell the same percentage of his shares of Company stock as the percentage of their shares that the current shareholders are selling, on the same terms and for the same consideration. With respect to each of Messrs. Elliott and Gavillet, if their employment is terminated by the Company without "Cause" or by either executive with "Good Reason" or during a "Window Period" (each as defined in the respective agreement): (i) all amounts earned, accrued or owing to the executive shall be paid as soon as practicable, (ii) the Company must pay a lump sum equal to one year's base salary and, if the executive complies with the noncompete and nonsolicitation provisions of the agreement for the two-year period following termination, will pay the executive an additional one year's base salary in equal installments over that two-year period, and (iii) the Company must maintain in full force and effect all employee benefit plans for the benefit of the executive for the longer of a two-year period or the remaining term of the executive's agreement. With respect to Mr. Sweas, if his employment is terminated by the Company without "Cause" or by him with "Good Reason" (each as defined in his agreement): (i) all amounts earned, accrued or owing to him shall be paid as soon as practicable; (ii) the Company must pay a lump sum equal to the sum of (A) any annual bonus paid to Mr. Sweas for a fiscal year completed prior to the date of termination, plus (B) a pro rata portion of the annual bonus that would have been payable to Mr. Sweas in the year of such termination, assuming the achievement of all performance goals, plus
(C) if Mr. Sweas complies with the noncompete and nonsolicitation provisions of his agreement for the 18-month period following termination, the greater amount of Mr. Sweas' highest annual base salary during the term of his agreement or the aggregate amount of base salary payable to Mr. Sweas through the end of the term of such agreement; and (iii) the Company must maintain in full force and effect all employee benefit plans for the benefit of Mr. Sweas for the longer of a one-year period or the remaining term of his agreement. If the executive's employment is terminated under any other circumstances, the executive will not receive any of the above-described severance pay and benefits. With respect to Messrs. Elliott and Gavillet, upon a Change in Control the executive's options will become exercisable and the restrictions on Mr. Elliott's restricted shares will lapse. With respect to Mr. Sweas, upon a Change of Control the Company shall pay, in exchange for the cancellation of any options and the surrender of any shares held by him, an amount equal to the fair market value of the shares held by Mr. Sweas or issuable upon exercise of any such options (less the applicable exercise price). Upon a Change of Control, the Company shall pay to each of Messrs. Elliott, Gavillet and Sweas, within the 10-day period following such Change of Control, an amount equal to the pro rata portion of the annual bonus that would have been payable to such executive during such year, assuming the achievement of all performance goals. Under each employment agreement, a "Change in Control" occurs if (i) a person or entity becomes the beneficial owner of 35% or more of the combined voting power of the Company's securities, (ii) the current directors, or individuals who are approved by two-thirds of the current directors, cease to constitute a majority of the board of the Company or
(iii) certain mergers or liquidations of the Company occur. Messrs. Elliott and Gavillet have agreed not to compete with the Company in the network telecommunications services business or to solicit customers or employees of the Company for their term of employment with the Company and for an additional period of two years thereafter and Mr. Sweas has agreed to similar restrictions for the term of his employment with the Company and for an additional period of 18 months thereafter.

           In January 1997, Mr. Ryan Mullaney entered into an employment agreement with the Company. Mr. Mullaney's agreement provides for a base salary of $125,000 and an annual bonus (targeted at $75,000) based upon certain performance standards established by the Board of Directors of the Company. The agreement also provides that Mr. Mullaney will be entitled to receive certain payments in the event that his employment is terminated other than for cause. Mr. Mullaney has agreed not to compete with the Company during the term of his employment and for a specified period thereafter.

           Each of the other key employees (including Steven J. Parrish, Executive Vice President, Operations, Thomas A. Monson, Vice President, General Counsel and Secretary, Thad J. Pellino, Vice President of Marketing and Neil A. Bethke, Vice President of Information Systems) have also entered into employment agreements with the Company as of July 18, 1996 with respect to Messrs. Parrish, Pellino and Bethke, and as of January 6, 1997 with respect to Mr. Monson. The terms of the employment agreements are for a period of two years subject to automatic one-year renewal upon each anniversary unless otherwise notified by the Company. Each agreement specifies the base salary to be received by the executive, and provides for annual adjustment of base salary by the Board of Directors. The following annual base salaries were approved effective July 31, 1996: Mr. Parrish - $140,000, Mr. Bethke - $125,000 and Mr. Pellino - $110,000. The annual base salary for Mr. Monson, provided in his employment agreement, is $143,000. Each of these executives is also entitled to annual bonuses in the range of 15% to 30% of base salary, subject to the attainment of certain performance objectives. If the Company terminates the employment of any such officer without "Cause" or, if the officer terminates his employment with "Good Reason" (both as defined in the respective agreements), the officer is entitled to receive benefits and payments similar to those discussed above for Messrs. Elliott and Gavillet. No "Window Period" will apply to such officers. Upon a Change in Control, the executive's options will become exercisable. Each officer has agreed not to compete with the Company in the network telecommunications services business or to solicit customers or employees of the Company during the term of his employment and for a period of one year following voluntary or involuntary termination.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth as of February 28, 1997, the number of shares of Class A Common Stock and the percentage of the outstanding shares of such class that are beneficially owned by (i) each person that is the beneficial owner of more than 5% of the outstanding shares of Class A Common Stock, (ii) each of the directors and the Named Executive Officers of the Company and (iii) all of the current directors and executive officers of the Company as a group.

                                                           Class A
                                                         Common Stock

                                                      Number of    Percent
Name and Address of Beneficial Owner(1)             Shares Owned   of Class

Merrill Lynch Global Allocation Fund, Inc.(2).......  333,505       31.73%
   800 Scudders Mill Road
   Plainsboro, New Jersey  08536

BT Capital Partners, Inc.(3)........................  129,043       17.67%
   130 Liberty Street
   New York, New York 10017-2070

Chase Venture Capital Associates, L.P.(3)...........  174,257       23.72%
   380 Madison Ave., 12th Floor
   New York, New York 10017-2070

CIBC Wood Gundy Ventures, Inc.(3)...................  174,257       23.72%
   425 Lexington Avenue
   New York, New York 10017-3903

Hancock Venture Partners IV-Direct Fund L.P.(3).....  172,248       23.45%
   One Financial Center, 44th Floor
   New York, New York 10017-3903

Enterprises & Transcommunications, L.P.(3)..........   43,003        5.96%
   600 Congress Suite 3000
   One American Center
   Austin, Texas 78701

Thomas C. Brandenburg(4)(5).........................   22,216        3.10%
Richard J. Brekka(5)................................  174,257       23.72%
J. Thomas Elliott...................................   12,875        1.79%
Ronald W. Gavillet(6)...............................    5,388            *
Robert J. Luth......................................    3,850            *
Dean M. Greenwood(5)................................   43,003        5.96%
Donald J. Hofmann, Jr.(5)...........................  174,257       23.72%
William A. Johnston(5)..............................  172,248       23.45%
Paul S. Lattanzio(5)................................  129,043       17.67%
Eugene A. Sekulow...................................        0            0
All directors and executive officers of
the Company as a group (15 persons).................  737,637       92.76%

--------
      * Less than one percent.
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. As to each stockholder, the percentage ownership is calculated by dividing (i) the sum of the number of shares of Class A Common Stock owned by such stockholder plus the number of shares of Class A Common Stock that such stockholder would receive upon the exercise of warrants or the conversion of convertible securities held by such stockholder (the "Conversion Shares") by (ii) the sum of the total number of outstanding shares of Class A Common Stock plus the number of Convertible Shares held by such stockholder.
(2) Represents shares for which warrants are exercisable after March 29, 1996 and shares into which convertible notes are convertible. Also, Merrill Lynch Global Allocation Fund, Inc. is entitled to receive additional warrants to purchase common stock under certain circumstances pursuant to the indentures governing debt securities purchased from the Company.
(3) BT Capital Partners, Inc., Chase Venture Capital Associates, L.P., CIBC Wood Gundy Ventures, Inc., Hancock Venture Partners IV and Enterprises & Transcommunications, L.P. are affiliates of Bankers Trust New York Corporation, Chase Manhattan Corporation, Canadian Imperial Bank of Commerce, Hancock Venture Partners, Inc., and Prime Cable Income Partners LP, respectively.
(4) Includes 11,108 shares subject to a voting trust for David Montville. Mr. Brandenburg, as the voting trust agent, disclaims beneficial ownership with respect to the shares held in trust.
(5) Each director disclaims beneficial ownership of any shares of Common Stock or Preferred Stock which he does not directly own.
(6)   These shares are subject to exercisable options held by Mr. Gavillet.


Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           On September 30, 1996, BT Securities Corporation, Chase Securities Inc. and CIBC Wood Gundy Securities Corp. purchased securities from the Company which were immediately resold to Merrill Lynch Global Allocation Fund, Inc. pursuant to Rule 144A of the Securities Act of 1933, as amended. BT Securities Corporation, Chase Securities Inc. and CIBC Wood Gundy Securities Corp. are affiliates of BT Capital Partners, Inc., Chase Venture Capital Associates, L.P. and CIBC Wood Gundy Ventures, Inc., respectively, which are stockholders of the Company. BT Securities Corporation, Chase Securities Inc. and CIBC Wood Gundy Securities Corp. each received commissions of approximately $188,000.

           In September 1996, in connection with the private placement (the "Private Placement") described above, the Certificate of Incorporation of the Company was amended to provide for the authorization of two classes of common stock, Class A Common Stock and Class B Common Stock (collectively, the "Common Stock"). The rights of such classes are identical, except that Class A Common Stock is entitled to one vote per share, while Class B Common Stock is not entitled to any voting rights, except as required by law. In addition, each outstanding share of Common Stock of the Company existing on the date of the Private Placement was converted into one share of Class A Common Stock.

           In connection with the Private Placement, by requisite vote, the Original Purchasers (as defined below) waived certain preemptive rights and registration rights held by them pursuant to agreements entered into with respect to earlier investments in the Company. The Original Purchasers also approved, and the Company took all necessary action to effect prior to the consummation of the Private Placement, the amendment of the terms of the Company's Series A Preferred Stock and Series A-2 Preferred Stock to provide for and effectuate the conversion of the shares of each such series of Preferred Stock into newly issued shares of Class A Common Stock, which conversion was consummated on September 30, 1996.

           Also in connection with the Private Placement, the Original Purchasers purchased from the Company shares of its newly created 9% Cumulative Convertible PIK Preferred Stock, par value $1.00 per share (the "9% Preferred Stock"), for an aggregate purchase price of $10 million.

           In March 1996, the Company effected a recapitalization (described below) pursuant to which the Company issued an aggregate of 110,157 shares of common stock to CIBC Wood Gundy Ventures, Inc., Chase Venture Capital Associates, L.P. (formerly Chemical Venture Capital Associates), Hancock Venture Partners IV - Direct Fund L.P., BT Capital Partners, Inc., Northwood Capital Partners LLC, Northwood Ventures and Enterprises & Transcommunications, L.P. (collectively, the "Original Purchasers") for no consideration in order to settle a dispute relating to the price per share paid by the Original Purchasers for common stock purchased in 1995. The dispute stemmed from, in part, the Company's actual operating performance as compared with the operating performance projected by the Company at the time of such investment. As part of the recapitalization, the Company also caused its Series A-2 Preferred Stock to be senior to its Series A Preferred Stock with respect to redemption, dividends and liquidation in further settlement of the dispute referred to above.

           In December 1995, Mr. J. Thomas Elliott, President and Chief Executive Officer of the Company, executed a promissory note in favor of the Company in the principal amount of $75,000. Such promissory note was originally payable by January 2, 1997, but such date has been extended to a date as yet undetermined.

Item 14.   EHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
           ON FORM 8-K

Financial Statements and Schedules

           The financial statements which are filed with this Form 10-K are set forth in the Index to Financial Statements at Page F-1 which immediately precedes such documents.

Exhibits

           The following exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act, and are referred to and incorporated herein by reference to such filings.

Exhibit
Number               Exhibit

3.1        Amended and Restated Certificate of Incorporation of the
           Company. (2)

3.2 Certificate of Designations, Powers, Rights and Preferences of 9% Cumulative Convertible Pay-In-Kind Preferred Stock (the 9% Preferred Stock") of the Company. (1)

3.3        Bylaws of the Company. (1)

4.1 Indenture, dated as of September 30, 1996, by and among the Company and Harris Trust and Savings Bank, as Trustee, for the Company's 9% Convertible Subordinated Discount Notes due 2004.(1)

4.2 Indenture, dated as of September 30, 1996, by and between the Company and Harris Trust and Savings Bank, as Trustee, for the Company's 14% Senior Discount Notes due 2003 (the "Senior Note Indenture"). (1)

4.3 Registration Rights Agreement dated as of September 30, 1996, by and among the Company and the Initial Purchasers named therein.(1)

4.4 Warrant Agreement, dated as of September 30, 1996, by and between the Company and Harris Trust and Savings Bank, as Warrant Agent. (1)

4.5 Supplemental Indenture, dated as of March 17, 1997, by and between the Company and the Trustee, to the Senior Note Indenture.(2)

10.1 Employment Agreement, dated as of July 18, 1996, by and between the Company and J. Thomas Elliott. (1)

10.2 Employment Agreement, dated as of July 18, 1996, by and between the Company and Ronald W. Gavillet. (1)

10.3 Form of Employment Agreement between the Company and certain officers of the Company. (1)

10.4       1994 Stock Option Plan of the Company. (1)

10.5 Form of Indemnification Agreement between the Company and certain directors and officers of the Company. (1)

10.6 Consulting Agreement, dated January 24, 1995, by and between the Company and Eugene A. Sekulow. (1)

10.7 Promissory Note, dated December 15, 1995, between the Company and J. Thomas Elliott. (1)

10.8 Purchase Agreement, dated as of September 25, 1996, by and among the Company and the purchasers named therein, relating to the 9% Preferred Stock. (1)

10.9 Purchase Agreement, dated as of April 20, 1994, by and among the Company, CIBC Wood Gundy Ventures, Inc. ("CIMBC") and Chemical Venture Capital Associates ("Chemical"). (1)

10.10 Purchase Agreement, dated as of April 20, 1994, by and among the Registrant, CIBC, Chemical and the stockholders of the Company listed on a schedule attached thereto (the "Stockholders"). (1)

10.11 Registration Rights Agreement, dated as of April 20, 1994, by and among the Company, CIBC and Chemical. (1)

10.12 First Amendment to Purchase Agreement, dated as of June 10, 1994, by and among the Company, CIBC, Chemical and Hancock Venture Partners IV - Direct Fund, L.P. ("Hancock," and together with CIBC and Chemical, the "Initial Investors"). (1)

10.13 First Amendment to Stockholders Agreement, dated as of June 10, 1994, by and among the Company, the Initial Investors and the Stockholders. (1)

10.14 First Amendment to Registration Rights Agreement, dated as of June 10, 1994, by and among the Company and the Initial Investors. (1)

10.15 Third Amendment to Purchase Agreement, dated as of November 1, 1994, by and among the Company and the Initial Investors. (1)

10.16 Asset Purchase Agreement, dated as of June 13, 1995, by and among United Telemanagement Services, Inc. ("UTS"), Quest United, Inc. ("Quest United"), Quest America Management, Inc. ("QAM"), Edward H. Lavin, Jr. ("Lavin"), J. Thomas Elliott ("Elliott") and Quest America, LP ("Quest"). (1)

10.17 Fourth Amendment to Purchase Agreement, dated as of June 22, 1995, by and among the Company and the Initial Investors. (1)

10.18 Purchase Agreement, dated as of June 22, 1995, by and among the Company, CIBC, Chemical Hancock, BT Capital Partners, Inc., Northwood Capital Partners LLC and Northwood Ventures
           (collectively, the "Investors"). (1)

10.19 Amended and Restated Stockholders Agreement, dated as of June 22, 1995, by and among the Company and the Investors. (1)

10.20 Amended and Restated Registration Agreement, dated as of June 22, 1995, by and among the Company and the Investors. (1)

10.21 Amended and Restated Stockholders Agreement, dated as of July 21, 1995, by and among the Company, the Investors and Enterprises & Transcommunications, L.P. (collectively the "Original Purchasers"). (1)

10.22 Amended and Restated Stockholders Agreement, dated as of July 21, 1995, by and among the Company, the Original Purchasers and the Stockholders. (1)

10.23 Amendment No. 1 to Asset Purchase Agreement, dated as of October 27, 1995, by and among UTS, Quest United, QAM, Lavin, Elliott, and Quest. (1)

10.24 Second Amendment to Purchase Agreement, dated as of March 5, 1996, by and among the Company and the Original Purchasers. (1)

10.25 Resale Local Exchange Service Agreement, dated July 8, 1996, by and between New York Telephone Company and UTS. (1)

10.26 Resale Local Exchange Service Confirmation of Service Order dated October 31, 1995, by and between the Company and Ameritech Information Industry Services ("Ameritech") on behalf of Illinois Bell Telephone Company. (1)

10.27 Agreement for Resale Services, dated as of April 26, 1996, by and between the Company and Ameritech on behalf of Ameritech Michigan. (1)

10.28 Local Exchange Telecommunications Services Resale Agreement, dated May 21, 1996, by and between the Company and Ameritech on behalf of The Ohio Bell Telephone Company. (1)

10.29 Employment Agreement, dated as of November 18, 1996, by and between the Company and Gerald J. Sweas. (2)

10.30 Employment Agreement, dated as of October 21, 1996, by and between the Company and Ryan Mullaney. (2)

11         Computation of Net Loss per Common Share.(2)

12.1       Computation of Earnings to Fixed Charges. (2)

21.1       Subsidiaries of the Company. (1)

27.1       Financial Data Schedule.(2)

--------------

(1) Incorporated by reference to United USN. Inc.'s Registration Statement on Form S-4 (File No. 333-16265).

(2)        Filed herewith.


Executive Compensation Plans and Arrangements

           Included in the preceding list of exhibits are the following management contracts or compensatory plans or arrangements:

Exhibit
Number                                    Exhibit

10.1 Employment Agreement, dated as of July 18, 1996, by and between the Company and J. Thomas Elliott.

10.2 Employment Agreement, dated as of July 18, 1996, by and between the Company and Ronald W. Gavillet.

10.3 Form of Employment Agreement between the Company and certain officers of the Company.

10.4       1994 Stock Option Plan of the Company.

10.29 Employment Agreement, dated as of November 18, 1996, by and between the Company and Gerald J. Sweas.

10.30 Employment Agreement, dated as of October 21, 1996, by and between the Company and Ryan Mullaney.

Reports on Form 8-K

           No forms 8-K were filed by the Company during the fourth quarter of fiscal 1996.


                                 SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, USN Communications, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the ___ day of March, 1997.

                                        USN COMMUNICATIONS, INC.


                                        By:  /s/ J. Thomas Elliott
                                             J. Thomas Elliott
                                             President and Chief Executive
                                             Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

           Signature                     Title                    Date


     /s/ J. Thomas Elliott        President, Chief Executive    March   , 1997
--------------------------------  Officer and Director
       J.  Thomas Elliott         (Principal Executive Officer)


      /s/ Richard J. Brekka       Chairman of the Board         March   , 1997
--------------------------------
        Richard J. Brekka


    /s/ Thomas C. Brandenburg     Director                      March   , 1997
--------------------------------
      Thomas C. Brandenburg


      /s/ Dean M. Greenwood       Director                      March   , 1997
--------------------------------
        Dean M. Greenwood


   /s/ Donald J. Hofmann, Jr.     Director                      March   , 1997
_________________________________
     Donald J. Hofmann, Jr.


     /s/ William A. Johnston      Director                      March   , 1997
--------------------------------
       William A. Johnston


      /s/ Paul S. Lattanzio       Director                      March   , 1997
--------------------------------
        Paul S. Lattanzio


      /s/ Eugene A. Sekulow       Director                      March   , 1997
--------------------------------
        Eugene A. Sekulow


       /s/ Gerald J. Sweas        Executive Vice President      March   , 1997
________________________________  and Chief Financial Officer
         Gerald J. Sweas          (Principal Financial Officer)


     /s/ Letitia D. Bonthron      Controller                    March   , 1997
--------------------------------  (Principal
       Letitia D. Bonthron        Accounting Officer)






                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 PAGE

INDEPENDENT AUDITORS' REPORT                                      F-2

CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets                                    F-3

   Consolidated Statements of Operations                          F-4

   Consolidated Statements of Redeemable Preferred Stock          F-5

   Consolidated Statements of Common Stockholders' Deficit        F-6

   Consolidated Statements of Cash Flows                          F-7

   Notes to Consolidated Financial Statements                     F-8



INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of USN Communications, Inc.
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of USN Communications, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, the related consolidated statements of operations, redeemable preferred stock, common stockholders' deficit and cash flows for the years ended December 31, 1996 and 1995 and for the period from April 20, 1994 (Inception) to December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 and for the period from April 20, 1994 (Inception) to December 31, 1994, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 20. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

March 14, 1997




USN COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

-----------------------------------------------------------------------------------------------------------------------------


                                                               LIABILITIES, REDEEMABLE PREFERRED STOCK,
ASSETS                                1996         1995        AND COMMON STOCKHOLDERS' DEFICIT          1996          1995

CURRENT ASSETS:                                                CURRENT LIABILITIES:

  Cash and cash equivalents       $60,569,365  $13,705,025     Accounts payable                     $ 7,907,654   $ 2,734,122
  Accounts receivable, net of                                  Accrued expenses and other
    allowances for doubtful                                      liabilities                          3,176,762     1,106,010
    accounts of $223,000 (1996)                                Current maturities on notes payable      386,522       409,348
    and $193,000 (1995)             3,004,408    1,184,453     Capital lease obligations - current      277,844        75,192
  Interest receivable                 249,113       61,015
    Prepaid expenses                  187,051      171,111                                          -----------    ----------
  Notes receivable                    150,000                    Total current liabilities           11,748,782     4,324,672
  Other receivables                    22,567
  Net assets held for sale                       1,453,699     Capital lease obligations -
                                 ------------  -----------       noncurrent                             312,280        81,391
                                                               Notes payable                             49,727       436,825
      Total current assets         64,182,504   16,575,303     14% Senior Discount Notes,
                                                                 net of Original Issue Discount      31,242,614
PROPERTY AND EQUIPMENT, NET         3,507,350    1,214,647     9% Convertible Subordinated
                                                                 Discount Notes, net of Original
OTHER ASSETS                       10,362,438    2,681,255       Issue Discount                      28,259,555
                                                                                                    -----------     ----------
                                                                   Total Liabilities                 71,612,958      4,842,888

                                                               REDEEMABLE PREFERRED STOCK:
                                                               9% Cumulative Convertible Pay-
                                                                 In-Kind Preferred Stock                 10,000
                                                               Series A-2 10% Senior Cumulative
                                                                 Preferred Stock                                        26,235
                                                               Series A 10% Senior Cumulative
                                                                 Preferred Stock                                        16,200
                                                               Accumulated unpaid dividends             225,000      3,810,000
                                                               Additional paid-in-capital             9,810,185     40,543,605
                                                                                                     ----------     ----------
                                                                 Total redeemable preferred stock    10,045,185     44,396,040

                                                               COMMON STOCKHOLDERS' DEFICIT:
                                                               Common stock, $.01 par value;
                                                                 2,500,000 and 500,000
                                                                 authorized at 1996 and 1995;
                                                                 718,526 and 313,729 shares
                                                                 issued at 1996 and 1995                  7,185          3,137
                                                               Additional paid-in capital            54,179,423        282,955
                                                               Accumulated deficit                  (57,791,382)   (29,053,815)
                                                               Treasury stock, 1,000 shares
                                                                 at 1996                                 (1,077)
                                                                                                   ------------     -----------
                                 ------------  ------------    Total common stockholders' deficit    (3,605,851)   (28,767,723)
                                                                                                    -----------     -----------

                                                               TOTAL LIABILITIES, REDEEMABLE
                                                                 PREFERRED STOCK AND COMMON
TOTAL ASSETS                      $78,052,292  $20,471,205       STOCKHOLDERS' DEFICIT              $78,052,292       $20,471,205
                                 ============  ===========                                          ===========       ===========


See notes to consolidated financial statements.



USN COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996 AND 1995 AND THE
PERIOD FROM APRIL 20, 1994 (INCEPTION) TO DECEMBER 31, 1994

---------------------------------------------------------------------------


                                             1996                1995                 1994

NET SERVICE REVENUE                     $   9,814,479       $   7,883,890       $    1,737,461

COST OF SERVICES                            9,256,472           9,075,749            1,454,882
                                        -------------       -------------        -------------

      Gross margin                            558,007          (1,191,859)             282,579

EXPENSES:
  Sales and marketing                      12,612,172           5,867,200            2,869,463
  General and administrative               20,664,612          11,100,661            4,685,894
                                        -------------       -------------        -------------

OPERATING LOSS                            (32,718,777)        (18,159,720)          (7,272,778)

OTHER INCOME (EXPENSE):
  Interest income                           1,376,429             586,946              152,099
  Interest expense                         (1,797,112)           (733,566)             (26,110)
  Gain on sale of switch-based
    facilities                              8,078,901
  Other income                                 13,968              59,314
                                        -------------       -------------

      Other income (expense) - net          7,672,186             (87,306)             125,989
                                         ------------       -------------        -------------

NET LOSS BEFORE MINORITY INTEREST         (25,046,591)        (18,247,026)          (7,146,789)

MINORITY INTEREST SHARE IN LOSS
  OF USNCN                                                        150,000
                                          -----------         -----------        -------------
NET LOSS                                $ (25,046,591)      $ (18,097,026)      $   (7,146,789)
                                          ===========         ===========         =============

ACCUMULATED UNPAID PREFERRED
  DIVIDENDS                             $     225,000       $   3,810,000       $      707,000
                                         ============         ===========         ============

NET LOSS PER COMMON SHARE               $      (49.53)      $      (72.42)     $       (65.63)
                                         =============       =============       =============

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING                                 510,233              302,520             119,678
                                         =============        ============        ============



See notes to consolidated financial statements.





USN COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
YEARS ENDED DECEMBER 31, 1996 AND 1995 AND THE
PERIOD FROM APRIL 20, 1994 (INCEPTION) TO DECEMBER 31, 1994

--------------------------------------------------------------------------------------------------------------------------------


                                               9% PIK       SERIES A-2    SERIES A     ACCUMULATED    ADDITIONAL
                                              PREFERRED      PREFERRED   PREFERRED        UNPAID       PAID-IN
                                                STOCK          STOCK       STOCK        DIVIDENDS      CAPITAL        TOTAL

BALANCE, APRIL 20, 1994

  Issuance of 16,200 shares of Series A
    10% Senior Cumulative preferred stock                                $ 16,200                   $ 15,212,824  $ 15,229,024

  Costs incurred related to issuance of
    stock                                                                                               (630,474)     (630,474)

  Accumulated unpaid preferred dividends                                             $  707,000                        707,000
                                                            ---------    --------    ----------      -----------   -----------

BALANCE, DECEMBER 31, 1994                                                 16,200       707,000       14,582,350    15,305,550

  Issuance of 26,235 shares of Series A-2
    10% Senior Cumulative preferred stock                   $ 26,235                                  26,208,765    26,235,000

  Costs incurred related to issuance of
    stock                                                                                               (247,510)     (247,510)

  Accumulated unpaid preferred dividends                                              3,103,000                      3,103,000
                                                            --------     --------    ----------      -----------    ----------
                                                             26,235       16,200      3,810,000       40,543,605    44,396,040

  Accumulated unpaid preferred dividends                                              3,465,976                      3,465,976

  Conversion of Series A and A-2 Preferred
    Stock to Class A Common Stock                           (26,235)     (16,200)    (7,275,976)     (40,543,605)  (47,862,016)

  Issuance of 10,000 shares of 9% PIK
    preferred stock                             $10,000                                                9,990,000    10,000,000

  Costs incurred related to issuance
    of 9% PIK preferred stock                                                                           (179,815)     (179,815)

  Accumulated unpaid preferred dividends
     on 9% PIK preferred stock                                                          225,000                        225,000
                                                -------    --------     --------      ---------       ----------   ------------

  BALANCE, DECEMBER 31, 1996                    $10,000   $             $               225,000     $  9,810,185  $ 10,045,185
                                                =======    ========     ========      =========       ==========   ============



See notes to consolidated financial statements.



USN COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 1996 AND 1995 AND THE
PERIOD FROM APRIL 20, 1994 (INCEPTION) TO DECEMBER 31, 1994

-----------------------------------------------------------------------------------------------------------------------------


                                                                    ADDITIONAL                       COMMON
                                                    COMMON            PAID-IN        ACCUMULATED   STOCK HELD
                                                     STOCK            CAPITAL          DEFICIT     IN TREASURY         TOTAL

BALANCE, APRIL 20, 1994

  Issuance of 177,840 shares of common stock         $ 1,778     $   236,661                                     $    238,439

  Costs incurred related to issuance of stock                       (214,860)                                        (214,860)

  Accumulated unpaid preferred dividends                                         $    (707,000)                      (707,000)

  Net loss                                           _______    ____________        (7,146,789)                    (7,146,789)
                                                                                  ------------                    -----------

BALANCE, DECEMBER 31, 1994                             1,778           21,801       (7,853,789)                    (7,830,210)

  Issuance of 135,899 shares of common stock           1,359         263,644                                          265,003

  Costs incurred related to issuance of stock                        (2,490)                                           (2,490)

  Accumulated unpaid preferred dividends                                            (3,103,000)                    (3,103,000)

  Net loss                                           _______     ___________       (18,097,026)                   (18,097,026)
                                                                                  ------------                   ------------

BALANCE, DECEMBER 31, 1995                             3,137          282,955      (29,053,815)                   (28,767,723)

  Conversion of Series A and A-2 Preferred
     Stock to Class A Common Stock                     2,676       47,859,340                                      47,862,016

  Issuance of 5,000 shares of common stock                50            5,450                                           5,500

  Compensation grants of 22,000 shares of
    common stock                                         220           32,780                                          33,000

  Repricing of common stock                            1,102           (1,102)

  Repurchase of 1,000 shares of common stock                                                        $(1,077)           (1,077)

  Issuance of stock warrants                                         6,000,000                                        6,000,000

  Accumulated unpaid preferred dividends                                            (3,690,976)                    (3,690,976)

  Net loss                                           _______     ___________       (25,046,591)     _______       (25,046,591)
                                                                                  ------------                   ------------

BALANCE, DECEMBER 31, 1996                           $ 7,185     $54,179,423      $(57,791,382)     $(1,077)     $ (3,605,851)
                                                     =======     ===========      ============      =======      ============




USN COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996 AND 1995 AND THE
PERIOD FROM APRIL 20, 1994 (INCEPTION) TO DECEMBER 31, 1994

--------------------------------------------------------------------------------------------------------------

                                                                     1996             1995              1994
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                    $(25,046,591)     $(18,097,026)    $ (7,146,789)
  Adjustments to reconcile net loss to net cash flows
    from operating activities:

    Depreciation and amortization                                  558,236         1,288,991          159,685
    Amortization of organization costs and intangibles           1,770,936           969,271           26,376
    Interest accreted on debt obligation                         1,654,394
    Stock compensation award expense                                33,000
    Gain on disposal of assets                                  (8,078,901)          (16,274)
    Changes in:

      Accounts receivable                                       (1,819,956)         (322,245)        (862,208)
      Interest receivable                                         (188,098)          (61,015)
      Prepaid expenses                                             (38,468)           13,082          (37,624)
      Other receivables                                           (172,567)
      Other assets                                                 (14,948)

      Account payable                                            4,819,840         1,578,757          953,465
      Accrued expenses and other liabilities                     2,424,642           338,412          766,532
                                                              ------------      ------------     ------------

        Net cash flows from operating activities               (24,098,481)      (14,308,047)      (6,140,563)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                            (2,258,969)       (1,739,542)      (1,728,327)
  Proceeds from sale of assets                                   9,532,600
  Purchase of subsidiary                                                            (892,287)
  Organization costs                                                                                 (161,702)
  Cash acquired from purchase of subsidiaries                                                         331,975
  Issuance of noncurrent notes receivable                                                            (150,000)
  Proceeds from note receivable                                                       76,204
                                                               -----------      ------------      -----------

      Net cash flows from investing activities                   7,273,631       (2,555,625)      (1,708,054)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from Senior Notes                                    30,203,375
  Proceeds from Convertible Notes                               27,644,400
  Debt acquisition costs                                        (2,920,239)
  Issuance of preferred stock                                   10,000,000        26,235,000       14,850,000
  Issuance of common stock                                           5,500           265,003          150,000
  Cost incurred related to issuance of stock                      (179,815)         (250,000)        (845,334)
  Repurchase of common stock                                        (1,077)

  Deposits                                                        (494,603)          (20,855)        (555,270)
  Payments on assumed indebtedness                                (350,412)       (1,459,458)
  Repayment of capital lease obligation                           (158,427)         (155,272)         (16,731)
  Repayment of notes payable                                       (59,512)          (71,588)          (8,330)
  Proceeds from notes payable                                                         46,645           73,504
  Proceeds from borrowings                                                                            180,000
                                                            --------------    --------------      ------------

      Net cash flows from financing activities                  63,689,190        24,589,475       13,827,839
                                                            --------------    --------------      -----------

NET INCREASE IN CASH                                            46,864,340         7,725,803        5,979,222

CASH AND CASH EQUIVALENTS - Beginning of year                   13,705,025         5,979,222        _________
                                                            --------------    --------------

CASH AND CASH EQUIVALENTS - End of year                       $ 60,569,365      $ 13,705,025     $  5,979,222
                                                              ============      ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION - See Note 3

See notes to consolidated financial statements.




USN COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995 AND

PERIOD FROM APRIL 20, 1994 (INCEPTION) TO DECEMBER 31, 1994

-------------------------------------------------------------------------

 1.      ORGANIZATION AND ACQUISITIONS

         USN Communications, Inc., formerly United USN, Inc. ("USN") was incorporated under the laws of the State of Delaware on April 20, 1994 and was initially funded in 1994 through capital contributions totaling $15 million in cash, before financing costs. In June 1995 and September 1996, USN received additional capital contributions of approximately $26 million and $10 million, respectively. USN holds controlling investments in three companies: US Network Corporation, USN Communications Northeast, Inc. (formerly United Telemanagement Services, Inc.), and USN Communications Midwest, Inc. USN and its subsidiaries operate in a single business segment, primarily as a reseller of a broad range of telecommunication services in various cities in the Midwest and the Northeast regions of the U.S.

         On April 20, 1994, USN purchased US Network Corporation ("US Network") and its 100% subsidiary, FoneNet/Ohio, Inc., in exchange for 1,350 shares of USN's preferred stock and 31,500 shares of its common stock. This transaction was accounted for as a purchase and was valued at US Network's net book value of approximately $467,000. The consolidated financial statements include the results of operations of US Network since April 20, 1994.

         In July 1994, USN purchased a 50.1% ownership interest in USN Communications Northeast, Inc. ("USNCN") for approximately $2 million. USNCN provides telecommunications services to business customers in New York and Massachusetts. USN has had substantive control of USNCN since its inception. Therefore, the consolidated financial statements include the results of operations for USNCN since its commencement of operations in 1994. In December 1995, USN's ownership in USNCN increased to 83.9% as a result of additional investments approximating $9.4 million. In July 1996, USN's ownership in USNCN increased to 100% as a result of an additional investment of $150,000.

         In June 1995, USNCN (through a newly formed subsidiary, Quest United, Inc.) purchased specific assets and assumed certain liabilities of an independent telephone services company, Quest America, L.P. ("Quest"), for cash of $950,000 and notes payable to investors of Quest of $842,985 (the "Acquisition"). The Acquisition has been accounted for as a purchase, and such assets and liabilities were recorded at their then fair values (which approximated their historical cost bases) as of the Acquisition date. The excess of the cost of the Acquisition over the net assets acquired has been ascribed to various intangible assets (principally customer lists, employment contracts and work force in place). The consolidated statement of operations for the year ended December 31, 1996 and 1995 include Quest's revenues and expenses from the Acquisition date forward.

         In January 1995, USN Communications Midwest, Inc. ("USNCM") was incorporated as a wholly owned subsidiary of USN. USNCM began operations in July 1996 and provides telecommunication services to business customers in Illinois, Ohio and Michigan.


 2.      SUMMARY OF ACCOUNTING POLICIES

         A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of USN Communications, Inc. and its subsidiaries (the "Company"). Significant intercompany balances and transactions have been eliminated in consolidation.

         REVENUE RECOGNITION - The Company recognizes revenues in the period in which telephone services are provided. For the operating unit which the Company has operated as a commission agent only, revenues are recorded at the net commissions earned.

         CASH AND CASH EQUIVALENTS - Cash and cash equivalents are defined as cash in banks, time deposits and highly liquid short-term investments with initial maturities from dates of acquisition of three months or less.

         RECOURSE PROVISION - Until June 1996, USNCN utilized a third-party billing and collection agency (the "Agency") to process and factor its accounts receivable, yet retained the risk of loss on amounts that were deemed to be uncollectible in the normal course of business. The Agency charged USNCN an allowance for estimated bad debts on factored accounts receivable, subject to the recourse provisions, using prior collection experience and industry statistics. Adjustments were made between actual loss experience and estimated bad debt expenses on a periodic basis by the Agency. At December 31, 1996, there were no factored receivables subject to such adjustments. At December 31, 1995, factored receivables of approximately $828,000 were subject to such adjustment.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of financial instruments included in current assets and liabilities approximate fair values due to the short-term maturities of these instruments. The carrying values of long-term debt and notes payable are reasonable estimates of their fair values as the interest rates approximate rates currently available to the Company for instruments with similar terms and remaining maturities.

         PROPERTY AND EQUIPMENT - Purchases of property and equipment are carried at cost. Depreciation is provided on the straight-line basis. Office furniture and equipment are depreciated over five years. Computer equipment is depreciated over 3 years. Leasehold improvements and assets leased under capital leases are amortized over the shorter of the related lease term or the estimated useful life of the asset.

         INTANGIBLE ASSETS - Costs incurred in the formation of the Company are being amortized on a straight-line basis over five years. The intangible assets associated with the acquisition of Quest are being amortized on a straight-line basis over two years. Debt acquisition costs are being amortized over the life of the related debt. The value of the warrants issued with the Senior Notes are being amortized over the life of those notes.

         STOCK-BASED COMPENSATION - During 1996, the Company implemented Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123"). SFAS No. 123 allows the Company to recognize compensation under the "intrinsic value" method prescribed by Accounting Principles Board Opinion No. 25, and requires the pro forma disclosure of net income and earnings per share as if the fair value method had been applied.

         RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current year presentation.

 3.      SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental cash flow information is as follows:

                                                                          1996           1995           1994

         Capital lease obligations incurred (Notes 5 and 9)             $591,967      $33,398,105    $3,137,119
                                                                        ========      ===========    ==========

         Fair value of Quest America Management L.P.

           noncash assets acquired in 1995                                             $  414,726
         Consideration incurred in connection with the
           Acquisition including $950,000 in cash advances)

           (Note 1)                                                                     3,104,588
                                                                                       ----------

         Liabilities assumed                                                           $2,689,862
                                                                                       ==========
         Note payable incurred to finance insurance policies

           (Note 11)                                                                   $   58,650   $    72,000
                                                                                       ==========   ===========

         Fair value of US Network's noncash assets acquired                                          $  623,659
         Common and preferred stock issued in connection
           with the acquisition (Note 1)                                                                467,463
                                                                                                     ----------

         Liabilities assumed                                                                         $  156,196
                                                                                                     ==========

         Note payable to UTS minority shareholder                                                    $  149,708
         Proceeds received upon issuance of note payable                                                (73,504)
                                                                                                      ---------

         Note receivable from UTS minority shareholder                                               $   76,204
                                                                                                     ==========

         Cash paid for interest in 1996 and 1995 was approximately $32,000 and $613,000, respectively. No cash was paid in 1994 for interest and in 1996, 1995 and 1994 for income taxes.

 4.      RELATED PARTY TRANSACTIONS

         Notes receivable at December 31, 1996 includes a $75,000 non-interest bearing note due to the Company from a corporate officer.


 5.      NET ASSETS HELD FOR SALE

         On December 29, 1995, the Company entered into an agreement to sell its switch-based facilities in Ohio for $9.5 million in cash plus the assumption of capital and operating leases. The transaction closed on February 29, 1996 and a gain of approximately $8.1 million was realized and recorded at that time. The Company will continue to serve its Ohio customer base as a reseller of telecommunication services.

         The net assets held at December 31, 1995 in conjunction with this sale were as follows:

              Switching equipment                        $ 6,233,557
              Leasehold improvements                       1,781,260
              Outside plant and equipment                    423,424
              Furniture and equipment                        318,355
                                                         -----------

                                                           8,756,596

              Less accumulated depreciation               (1,181,587)

              Net property and equipment                   7,575,009
              Deposits                                       100,532

              Total assets                                 7,675,541

              Less liabilities assumed:

                Accrued liabilities                           15,204
                Capital lease obligations                  6,206,638

              Net assets held for sale                   $ 1,453,699
                                                         ===========

         Additionally, approximately $2.0 million in operating leases were assumed by the buyer. The Company remains contingently liable on capital and operating leases assumed by the buyer until expiration.

 6.      PROPERTY AND EQUIPMENT

         Property and equipment at December 31 consist of:

                                                     1996          1995

              Furniture and equipment             $3,940,719     $1,364,479
              Leasehold improvements                 392,601        117,902
                                                  ----------     ----------

                                                   4,333,320      1,482,381
              Less accumulated depreciation        (825,970)      (267,734)
                                                 ----------     ----------

              Total                               $3,507,350     $1,214,647
                                                  ==========     ==========


 7.      OTHER ASSETS

         Other assets at December 31 consist of:

                                                              1996         1995

              Stock warrants (net of accumulated
                amortization:  1996 - $214,286)            $ 5,785,714
              Debt acquisition costs (net of accumulated
                amortization:  1996 - $98,064)               2,822,175
              Deposits                                       1,044,098    $  426,902
              Goodwill (net of accumulated amortization:
                1996 - $2,337,015; 1995 - $923,850)            588,819     2,001,985
              Organization costs (net of accumulated
                amortization:  1996 - $118,853;
                1995 - $73,432)                                108,257       153,677
              Other                                             13,375        98,691
                                                           -----------    ----------

              Total                                        $10,362,438    $2,681,255
                                                           ===========    ==========

 8.      ACCRUED EXPENSES

         Accrued expenses at December 31 consist of:

                                            1996                 1995

              Payroll and benefits        $1,515,197            $  548,775
              Professional services          814,388               163,540
              Excise taxes                   575,790               117,812
              Rent                             6,600                 4,380
              Interest payable                                      21,764
              Other                          264,787               249,739
                                          ----------             ---------

              Total                       $3,176,762            $1,106,010
                                          ==========            ==========

 9.      CAPITAL LEASE OBLIGATIONS

         The Company leases certain furniture and equipment under capital leases at December 31, as follows:

                                                      1996          1995

              Furniture and equipment             $ 841,359      $221,855
              Less accumulated amortization        (261,905)      (73,003)
                                                  ---------      --------

              Total                               $ 579,454      $148,852
                                                  =========      ========



         Future minimum lease payments at December 31, 1996 are as follows:

              1997                                          $ 341,883
              1998                                            288,865
              1999                                             54,422
                                                            ---------

              Total minimum lease payments                    685,170
              Less imputed interest                           (95,046)

              Present value of minimum lease payments         590,124
              Less current portion                           (277,844)

              Long-term lease obligations                   $ 312,280
                                                            =========

10.      OPERATING LEASES

         The Company leases certain office space and equipment under operating leases. Future minimum lease commitments under noncancelable operating leases as of December 31, 1996 are as follows:

         1997                               $ 2,113,254
         1998                                 2,206,947
         1999                                 1,737,457
         2000                                 1,530,196
         Thereafter                           2,531,822
                                            -----------

         Total                              $10,119,676

         Rent expense for the years ended December 31, 1996 and 1995 and the period from April 20, 1994 to December 31, 1994 was approximately $1,024,000, $867,000 and $214,000, respectively.

11.      NOTES PAYABLE

         The Company issued a note payable of $58,650 in 1995 to finance an insurance policy. The note was payable in nine monthly installments through August 1996. Interest was payable at 6.45%. The principal balance was paid in full at December 31, 1996.

         In 1995, the Company issued an additional note payable of $46,353 to finance improvements to an office space. The note requires monthly principal payments of $831 through July 2001. Interest is payable at 8%. At December 31, 1996 and 1995, the outstanding principal balances were $37,573 and $44,777, respectively.

         In connection with the acquisition of Quest, USNCN assumed notes payable to investors of Quest. The notes bear interest at 8% and the balances outstanding at December 31, 1996 and 1995 total $398,676 and $749,088, respectively. The notes require quarterly principal and interest payments in 1996 and 1997 and in the first quarter of 1998.

         Maturities on notes payable are as follows:

         1997                                     $386,522
         1998                                       27,204
         1999                                        8,474
         2000                                        9,178
         2001                                        4,871
                                                  --------

         Total                                    $436,249

12.      PRIVATE PLACEMENT OFFERING

         On September 30, 1996, the Company received approximately $55 million in cash, net of commissions paid, in exchange for 48,500 units consisting of $48.5 million aggregate principal amount at maturity of 14% Senior Discount Notes ("Senior Notes") due 2003 and warrants to purchase 61,550 shares of Class A Common Stock, and 36,000 units consisting of $36 million aggregate principal amount at maturity of 9% Convertible Subordinated Notes ("Convertible Notes") due 2004.

         The Senior Notes were sold at a unit price, before commissions, of $622.75 per $1,000 face amount. These notes will accrete interest at an annual rate of 14% from September 30, 1996 to March 31, 2000. Thereafter, the notes will bear interest at an annual rate of 14%, and will be paid semiannually in arrears, on the aggregate principal amount at maturity of $48.5 million.

         The Convertible Notes were sold at a unit price, before commissions, of $767.90 per $1,000 face amount. These notes will accrete interest at an annual rate of 9% from September 30, 1996 to September 30, 1999. Thereafter, the notes will bear interest at an annual rate of 9%, and will be paid semiannually in arrears, on the aggregate principal amount at maturity of $36 million.

13.      REDEEMABLE PREFERRED STOCK

         The Board of Directors authorized 20,000 shares of Series A 10% Senior Cumulative Preferred Stock ("Series A"), and 30,000 shares of Series A-2 10% Senior Cumulative Preferred Stock ("Series A-2"), with par values of $1 in 1994 and 1995, respectively. On December 31, 1995, 16,200 shares of Series A and 26,235 shares of Series A-2 were outstanding.

         In September 1996, the Board of Directors and the existing shareholders approved the conversion of all outstanding Series A and Series A-2 Preferred Stock to shares of Class A Common Stock. The conversion was consummated on September 30, 1996 and 267,630 shares of Class A Common Stock were issued in exchange for the outstanding Series A and Series A-2 Preferred Stock, including dividends accrued through the conversion date.

         In September 1996, the Board of Directors authorized the issuance of up to 30,000 shares of $1 par value preferred stock designated as 9% Cumulative Convertible Pay-in-Kind Preferred Stock ("9% Preferred Stock"). In connection with the Private Placement Offering (Note 12), the Company issued 10,000 shares of its 9% Preferred Stock to its existing shareholders, for an aggregate purchase price of $10.0 million.

         DIVIDENDS - Dividends on the 9% Preferred Stock accrue semiannually at a rate of 9% per annum, are fully cumulative and are payable through the issuance of additional shares of 9% Preferred Stock. No dividends have been declared or paid on the preferred stock.

         LIQUIDATION - Upon any liquidation, dissolution or winding up of the Company, holders of the 9% Preferred Stock will be entitled to receive their full liquidation preference and stated value of $1,000 per share, together with accrued and unpaid dividends, prior to the distribution of any assets of the Company to the holders of Class A Common Stock.

         REDEMPTION - Shares of 9% Preferred Stock are not redeemable at the option of the Company, but are subject to mandatory redemption in 2006 at the stated value, together with all accrued and unpaid dividends to the redemption date.

         CONVERSION - Each share of 9% Preferred Stock is convertible into 7.0623 shares of Class A Common Stock, at any time, in whole or in part, at the option of the holders thereof.

14.      COMMON STOCK

         In 1996, a 1995 transaction in which Class A Common Stock was issued was repriced, whereby the number of shares issued increased from 135,899 to 246,056 and the purchase price decreased from $1.95 to $1.077 per share.

         DIVIDENDS - The holders of Class A Common Stock are entitled to receive dividends as dividends are declared by the Board of Directors of the Company out of funds legally available therefor, provided that if any shares of Preferred Stock are at the time outstanding, the payment of dividends on the Class A Common Stock or other distributions may be subject to the declaration and payment of full cumulative dividends on outstanding shares of Preferred Stock.

         LIQUIDATION - Upon any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, any assets remaining after the satisfaction in full of the prior rights of creditors and the aggregate liquidation preference of any Preferred Stock then outstanding will be distributed to the holders of Class A Common Stock.

15.      STOCK OPTION PLAN

         The Company has granted options to acquire shares of common stock to certain officers and other employees under the 1994 Stock Option Plan. These options generally become exercisable at a rate of 25% every six months over a period of two years after the date of grant, although with respect to certain grants no vesting occurs until twelve months after the grant date.

         In connection with the financing described in Note 12 and the issuance of the 9% Preferred Stock described in Note 13, the Company granted 31,961 options to purchase Class A Common Stock at an exercise price of $1.50 per share. These options were not issued under the 1994 Stock Option Plan, but rather were issued pursuant to separate stock option agreements between the Company and the option holders. 6,637 of these options become exercisable as the Convertible Notes are converted to Class A Common Stock, and 25,324 of these options become exercisable as shares of 9% Preferred Stock are converted to Class A Common Stock.


         Stock option transactions are summarized as follows:

                                                                PRICE                     PRICE              PRICE
                                                                 PER                       PER                PER
                                                   1996         SHARE          1995       SHARE      1994    SHARE

         Outstanding at January 1                  19,050  $         1.10     21,300     $ 1.10
         Granted                                  103,324      1.10-96.00                           21,300  $ 1.10
         Exercised                                 (5,000)           1.10
         Cancelled                                 (6,475)           1.10     (2,250)      1.10     ______
                                                  -------                     ------

         Outstanding at December 31               110,899      1.10-96.00     19,050       1.10     21,300    1.10
                                                  =======                     ======                ======

         Options exercisable at December 31        10,662       1.10-1.50     10,024       1.10          -
                                                 ========                     ======                ======

         For pro forma information regarding net loss and loss per common share, the fair value for the options awarded in 1996 and 1994 was estimated as of the date of the grant using a Black-Scholes option valuation model with the following weighted average assumptions for 1996 and 1994, respectively: risk-free interest rates of 4.95% and 4.97%; dividend yields of 0%; and an expected life of the option of ten years.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Therefore, in the year of adoption and subsequently affected years, the effect of applying SFAS 123 for providing pro forma net loss and loss per common share are not likely to be representative of the effects on reported income in future years. The effect on the Company's reported net loss, on a pro forma basis, was not material for 1996, 1995 and 1994.

         The Black-Scholes option valuation model used by the Company was developed for use in estimating the fair value of fully tradable options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. It is management's opinion that the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

16.      EMPLOYEE BENEFIT PLAN

         On January 1, 1995, the Company adopted a qualified 401(k) plan covering all eligible employees in which the Company contributions are discretionary. Employees are permitted to make annual contributions through salary deductions up to 15% of their annual salary. The plan can be amended or terminated at any time by the Board of Directors. The Company made no contributions to the plan in 1996 or 1995.


17.      INCOME TAXES

         The Company incurred net losses of $25,046,591, $18,097,026 and $7,146,789 in 1996, 1995 and 1994, respectively. Accordingly, no provision for current Federal or state income taxes has been made to the financial statements.

         The Company's deferred tax asset components are as follows:

                                                 DECEMBER 31,   DECEMBER 31,
                                                     1996           1995

         Net operating loss carry-forwards $ 18,285,000 $ 9,121,000 Accrued liabilities and asset
           valuation reserves                        172,000         195,000
         Amortization of intangibles                 790,000         309,000
                                                 ------------    -----------

         Subtotal                                 19,247,000       9,625,000

         Valuation allowance                     (19,247,000)     (9,625,000)
                                                 -----------      ----------

         Total                                    $       -       $       -
                                                  ==========      ==========

         As of December 31, 1996 and 1995, the Company had not recognized deferred income tax assets related to deductible temporary differences and cumulative net operating losses. The ability of the Company to fully realize deferred tax assets in future years is contingent upon its success in generating sufficient levels of taxable income before the statutory expiration periods for utilizing such net operating losses lapses. After an assessment of all available evidence, including historical and projected operating trends, the Company was unable to conclude that realization of such deferred tax assets in the near future was more likely than not. Accordingly, a valuation allowance was recorded to offset the full amount of such assets.

         At December 31, 1996, the Company had net operating loss carry-forwards for income tax purposes of approximately $46,120,000. The expiration periods for utilizing these operating losses begin in 2009 for Federal tax purposes. Of the net operating loss carry-forwards available at December 31, 1996, $12,286,000 can be applied only against future taxable income of USNCN. In addition, if the Company or the Company's subsidiaries experience an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the net operating loss carry-forwards allocable to such entity will be subject to an annual limitation in an amount generally equal to the value of the entity immediately before the ownership change at the long-term tax-exempt rate (the "Section 382 limitation"). Any unused Section 382 limitation in one year is added to the limitation for the next year. Generally, an ownership change occurs with respect to an entity if the aggregate increase in the percentage stock ownership (by value) of such entity by one or more of its five-percent stockholders exceeds 50 percentage points within a testing period. The tax laws for determining whether an ownership change of an entity has occurred are complex and subject to differing interpretations in certain respects. It is possible that the Company or the Company's subsidiaries have experienced an ownership change under Section 382 of the Code and that the Company or the Company's subsidiaries may experience an ownership change as a result of the Company's future transactions including, but not limited to, the issuance of the Warrants and consummation of one or more public offerings of Common Stock. In such event, the ability of the Company or the Company's subsidiaries to utilize their operating loss carry-forwards to offset future taxable income would be subject to limitations as discussed above.

18.      MINORITY INTEREST IN USNCN

         In September 1996, all minority shareholders' interests in USNCN were repurchased, increasing the Company's ownership of USNCN's outstanding common stock to 100%. Prior to this transaction, no minority interest in USNCN had been recorded, as losses applicable to the minority interest in USNCN exceeded the minority interest in the equity capital of USNCN, and there was no obligation of the minority interest to make good on such losses.

19.      COMMITMENTS

         In 1995 and 1996, the Company entered into agreements with two independent telecommunications companies ("TelCos") to allow the Company to resell the TelCos local telephone service in various regional markets. The agreements have terms of up to ten years and contain minimum purchase commitments of local access lines, ranging from zero to 150,000 lines. These commitments are measured by the number of lines in place on the last day of each 12-month period. The agreements allow for ramp-up periods before any commitment levels are required to be met. So long as the Company maintains cumulative net shortfalls lower than established caps, no payments will be due to the TelCos other than for normal usage. Even if no lines were sold by the Company, the earliest required payment for any shortfall amount is in 1999.

         In July 1996, the Company entered into an agreement with a third telecommunications company to allow the Company to resell long distance telephone service. The agreement is for a term of 33 months and contains an annual purchase commitment of $12 million, with a minimum monthly commitment of $600,000 to qualify for the contract rates. The agreement allows for a ramp-up period before commitment levels are required to be met.

         In 1994, USNCN executed an exclusive agreement with an independent telecommunications company ("TelCo One"), whereby TelCo One allows USNCN to establish a local private network on its infrastructure in which to provide service to customers. The majority of USNCN's local service customers are provided access to this network and, accordingly, a substantial portion of USNCN's revenue is earned through the use of these access rights. Under this agreement, TelCo One provides network maintenance and access to telephone switches. The initial term of the agreement expires in 2004.


20.      FUTURE OPERATING PLANS

         Although the Company had working capital of approximately $52.4 million and total redeemable preferred stock and common stockholders' deficit of approximately $6.4 million, projected cash usage in 1997 combined with an anticipated net loss in 1997, absent the infusion of additional capital resources, is anticipated to fully deplete the Company's working capital prior to December 31, 1997. Such events would raise substantial doubt about the Company's ability to continue as a going concern. Although the Company's management believes that the Company will be able to raise sufficient funds, through capital contributions or additional equity or debt financings, to meet its operating expenses and other cash requirements, there can be no assurance that the Company would be able to complete such contributions or financing, or that any such contributions or financing would be completed on terms satisfactory to the Company.

21.      CONTINGENCIES

         LOSS CONTINGENCY - In April 1995, a derivative action was filed by a minority interest owner of USNCN against the Company and specific officers and directors. In July 1996, the Company settled the dispute for $1.7 million.

         GAIN CONTINGENCY - In 1995, USNCN submitted a claim of approximately $1.4 million with TelCo One requesting that certain revenues, purportedly not billed by TelCo One to its USNCN customers, be paid to USNCN. During 1996, USNCN has recorded $867,000 of this claim as revenue. TelCo One is in the process of reviewing USNCN's remaining claim and has not formally concluded on the amount or terms of a settlement. While USNCN believes its claim has merit, it is unable to predict, at this time, whether they will be successful in fully resolving this matter favorably.

                                  * * * * * *