Form 10-Q
period 1997-03-31
USN COMMUNICATIONS INC
filed 1997-05-14
CIK 926134

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997

                                     OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from      to

                      Commission file number 333-16265


                          USN COMMUNICATIONS, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                   Delaware                                36-3947804
        -------------------------------               -------------------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                Identification No.)


        10 South Riverside Plaza, Suite 401, Chicago, Illinois       60606
        --------------------------------------------------------------------
        (Address of principal executive offices)                  (Zip Code)


         Registrant's telephone number, including area code  (312) 906-3600

                                    N/A
            ----------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of May 13, 1997, there were 721,251 shares outstanding of the registrant's Class A Common Stock, par value $.01 per share.



                       PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

 USN COMMUNICATIONS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   MARCH 31,           DECEMBER 31,
                                                     1997                 1996
                                                 -------------         ------------
                                                  (UNAUDITED)
 ASSETS

 CURRENT ASSETS:
 Cash and cash equivalents                        $ 40,638,708         $ 60,569,365
 Accounts receivable, net                            4,346,484            3,004,408
 Prepaid expenses                                      391,231              187,051
 Other receivables                                     168,333              172,567
 Interest receivable                                    99,119              249,113
                                                  ------------         ------------
      Total current assets                          45,643,875           64,182,504

 PROPERTY AND EQUIPMENT - Net                        6,063,492            3,507,350
 OTHER ASSETS                                        9,947,229           10,362,438
                                                 -------------         ------------

 TOTAL ASSETS                                    $  61,654,596         $ 78,052,292
                                                 =============         ============

 LIABILITIES, REDEEMABLE PREFERRED STOCK,
  AND COMMON STOCKHOLDERS' DEFICIT

 CURRENT LIABILITIES:
 Accounts payable                                $   6,615,995         $  7,907,654
 Accrued expenses and other liabilities              3,956,145            3,176,762
 Capital lease obligations - current                   284,305              277,844
 Current maturities on notes payable                   311,222              386,522
                                                 -------------         ------------
      Total current liabilities                     11,167,667           11,748,782

 Capital lease obligations - noncurrent                248,343              312,280
 Notes payable                                          28,450               49,727
 14% Senior Discount Notes, net of
      Original Issue Discount                       32,317,611           31,242,614
  9% Convertible Subordinated Discount
      Notes, net of Original Issue
      Discount                                      28,888,399           28,259,555
                                                 -------------         ------------
      Total liabilities                             72,650,470           71,612,958

 REDEEMABLE PREFERRED STOCK:
 9% Cumulative Convertible Pay-In-Kind
     Preferred stock: par value $1:
     30,000 shares authorized; 10,450
     shares outstanding at 1997 and 1996                10,450               10,000
 Accumulated unpaid dividends                                -              225,000
 Additional paid-in capital                         10,259,735            9,810,185
                                                 -------------         ------------
      Total redeemable preferred stock              10,270,185           10,045,185

 COMMON STOCKHOLDERS' DEFICIT:
 Common stock: par value $.01: 2,500,000
   shares authorized; 718,526 shares
   issued at 1997 and 1996                               7,185                7,185
 Additional paid-in capital                         54,305,121           54,179,423
 Accumulated deficit                               (75,577,288)         (57,791,382)
 Common stock held in Treasury: 1997 and
   1996 - 1,000 shares                                  (1,077)              (1,077)
                                                 -------------         ------------
      Total common stockholders' equity            (21,266,059)          (3,605,851)
                                                 -------------         ------------

 TOTAL LIABILITIES, REDEEMABLE PREFERRED
 STOCK, AND COMMON STOCKHOLDERS' DEFICIT         $  61,654,596         $ 78,052,292
                                                 =============         ============

        See notes to Condensed Consolidated Financial Statements



USN COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                            THREE MONTHS ENDED MARCH 31,
                                         ----------------------------------
                                              1997                1996
                                         ----------------    --------------
                                           (UNAUDITED)         (UNAUDITED)

 NET SERVICE REVENUE                     $     3,822,703      $   2,280,629
 COST OF SERVICES                              3,507,554          1,960,653
                                         ---------------      -------------

      Gross margin                               315,149            319,976

 EXPENSES:
   Sales and marketing                        10,023,979          1,603,219
   General and administrative                  6,462,343          2,964,611
                                         ---------------      -------------

 OPERATING LOSS                              (16,171,173)        (4,247,854)

 OTHER INCOME (EXPENSE):
   Interest income                               643,290            148,398
   Interest expense                           (2,036,327)            (6,840)
   Other income                                    3,305          8,093,813
                                         ---------------      -------------

     Other income (expense) - net             (1,389,732)         8,235,371

 NET INCOME (LOSS)                        $  (17,560,905)     $   3,987,517
                                         ===============      =============

 ACCUMULATED UNPAID PREFERRED
 DIVIDENDS                               $             -      $   4,962,966

                                         ===============      =============
 NET LOSS PER COMMON SHARE               $        (24.47)      $      (2.30)
                                         ===============      =============

 WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING               717,526            423,909
                                         ===============      =============

        See notes to Condensed Consolidated Financial Statements




USN COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         THREE MONTHS ENDED MARCH 31,
                                                          1997                1996
                                                      ---------------     -------------
                                                        (UNAUDITED)         (UNAUDITED)

 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                                    $  (17,560,905)      $   3,987,517
 Adjustments to reconcile net income (loss)
   to net cash flows from operating activities:

   Depreciation and amortization                             361,243              73,435
   Amortization of organization costs and
     intangibles                                             676,996             178,794
   Interest accreted on debt obligation                    1,703,841                   -
   Stock compensation award expense                          125,697                   -
   Gain on disposal of assets                                      -          (8,078,901)
   Changes in:
     Accounts receivable, net                             (1,342,076)           (630,662)
     Prepaid expenses                                       (204,180)             37,696
     Other receivables                                         4,234            (325,142)
     Interest receivable                                     149,994               9,858
     Other assets                                           (294,338)             99,775
     Accounts payable                                     (1,291,659)            223,034
     Accrued expenses and other liabilities                  779,383            (234,451)
                                                       -------------       -------------

       Net cash flows from operating activities          (16,891,770)         (4,659,047)

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                       (2,917,385)            (37,686)
 Proceeds from sale of assets                                      -           9,532,600
                                                       -------------       -------------

       Net cash flows from investing activities           (2,917,385)          9,494,914

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                          -               3,298
 Repurchase of common stock                                        -              (1,077)
 Deposits                                                     32,550             (91,783)
 Repayment of notes payable                                  (96,577)           (121,435)
 Repayment of capital lease obligations                      (57,476)            (21,808)
                                                       -------------       -------------

       Net cash flows from financing activities             (121,503)           (232,805)
                                                       -------------       -------------

 NET INCREASE (DECREASE) IN CASH                         (19,930,658)          4,603,062

 CASH AND CASH EQUIVALENTS - Beginning of period          60,569,366          13,705,025

 CASH AND CASH EQUIVALENTS - End of period               $40,638,708       $  18,308,087
                                                       =============       =============

 SUPPLEMENTAL CASH FLOW INFORMATION:
 Dividends Paid in Kind                               $      450,000                   -
                                                      ==============       =============
 Dividends Declared but Unpaid                                     -       $   1,152,966
                                                      ==============       =============

 Cash Paid for Interest                               $       26,464       $       7,628
                                                      ==============       =============
 Cash Paid for Income Taxes                                        -                   -
                                                      ==============       =============

        See notes to Condensed Consolidated Financial Statements




                 USN COMMUNICATIONS, INC. AND SUBSIDIARIES

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MARCH 31, 1997

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The unaudited, condensed consolidated financial statements of USN Communications, Inc. (the "Company") included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2.   GAIN CONTINGENCY

     In 1995, a subsidiary of the Company, USN Communications Northeast, Inc. ("USNCN"), submitted a claim of approximately $1.4 million with TelCo One requesting that certain revenues, purportedly not billed by TelCo One to its USNCN customers, be paid to USNCN. In the fourth quarter of 1996, USNCN recorded $867,000 of this claim as revenue. TelCo One is in the process of reviewing USNCN's remaining claim and has not formally concluded on the amount or terms of a settlement. While USNCN believes its claim has merit, it is unable to predict, at this time, whether it will be successful in fully resolving this matter favorably.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        Initially, the Company entered the local telecommunications market as a facilities-based competitive access provider with network facilities in Ohio. Due to the high costs associated with the initial construction, installation and expansion of each local network facility, including right-of-way costs, franchise fees, interconnection charges and other operating expenses and in anticipation of the impact of the passage of the Telecommunications Act of 1996, the Company refocused its operations. The Company sold its existing facilities in Ohio and certain other assets in February 1996, and transferred certain liabilities with respect to those facilities, to pursue a non-facilities-based approach to the local telecommunications market.

        The Company negotiated for the first broad based resale agreement with Ameritech for local services, which was signed in November 1995, and negotiated with NYNEX for a comprehensive local resale agreement which was signed in July 1996. The Company also consummated various other agreements in 1996 with certain carriers for the resale of long distance and enhanced and other value-added services. The Company commenced the marketing and provisioning of services under those agreements during the latter half of 1996. Although management believes that its current strategy will have a positive effect on the Company's results of operations over the long-term, through an increase in its subscriber base and product offerings, this strategy is expected to have a negative effect on the Company's results of operations over the short-term. The Company anticipates losses and negative cash flow for the foreseeable future, attributable in part to significant investments in operating, sales, marketing, management information systems and general and administrative expenses. To date, the Company's growth, including capital expenditures, has been funded primarily by the capital contributions of Chase Venture Capital Associates, L P., CIBC Wood Gundy Ventures, Inc., Hancock Venture Partners IV - Direct Fund, L.P., BT Capital Partners, Inc., Northwood Capital Partners LLC, Northwood Ventures and Enterprises & Transcommunications, LP and by the proceeds from the September 30, 1996 sale to Merrill Lynch Global Allocation Fund, Inc. of debt securities and warrants to purchase Class A Common Stock.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to
Three Months Ended March 31, 1996

        Net service revenue increased to $3.8 million for the three months ended March 31, 1997 from $2.3 million for the three months ended March 31, 1996. The increase in net service revenue was due primarily to a 127% increase in the subscriber base in the Company's geographic markets, (from approximately 1,245 customers at March 31, 1996 to approximately 2,825 customers at March 31, 1997).

        Gross margin of $0.3 million for the three months ended March 31, 1997 remained flat compared to the three months ended March 31, 1996. However, the gross margin rate decreased from 14.0% for the first quarter of 1996 to 8.2% for the same quarter in 1997. Due to the significant change in the Company's business strategy and corresponding change in cost structure from the original facilities-based business to a non-facilities-based reseller of a variety of telecommunications services, the year to year gross margins are not comparable. The fourth quarter of 1996 was the first full quarter of operations under the new reseller business. Negative gross margins were realized in that quarter due to the start up of the business. The first quarter of 1997 has significantly improved from the fourth quarter in 1996 as the reseller business is becoming more established and policies and procedures are being streamlined. Future quarterly gross margins are expected to continue to improve.

        Sales and marketing expenses increased $8.4 million, or 625%, from $1.6 million for the three months ended March 31, 1996 to $10.0 million for the three months ended March 31, 1997. The increase was due primarily to an increase in the number of sales and marketing employees from approximately 115 at March 31, 1996 to approximately 420 at March 31, 1997, which resulted in increases to salaries and benefits of approximately $4.9 million, travel and training costs of approximately $0.9 million, recruitment costs of approximately $0.5 million and facility and office related expenses of approximately $0.6 million. Additionally, advertising costs increased approximately $1.4 million due to product launches in the Company's target markets.

        General and administrative expenses increased $3.5 million, or 218%, to $6.5 million for the three months ended March 31, 1997 versus $3.0 million for the three months ended March 31, 1996. The increase was due primarily to an increase in the number of operations and administrative employees from approximately 70 at March 31, 1996 to over 200 at March 31, 1997, which resulted in increases to salaries and benefits of approximately $1.8 million and facility and office costs of approximately $0.6 million. Additionally, fees paid to consultants and other professionals increased approximately $0.4 million, primarily relating to the development and expansion of the Company's customer service, billing and administrative information systems and facilities.

        Interest and other income decreased to $0.6 million for the three months ended March 31, 1997 from $8.2 million for the three months ended March 31, 1996 due primarily to an $8.1 million non-recurring gain on the sale of the Company's switching facilities in Ohio in February 1996.

        Interest expense increased to $2.0 million for the three months ended March 31, 1997 from $7,000 for the three months ended March 31, 1996. This increase was due primarily to interest expense attributable to the Senior Notes and Convertible Notes issued in September 1996.

        As a result of the factors described above, the Company had a net loss of $17.6 million for the three months ended March 31, 1997 compared to a net income of $4.0 million for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company has funded its operations primarily through cash from its investors. As of March 31, 1997, the Company had cash and cash equivalents of $40.6 million and working capital of $34.5 million. The Company's operating activities utilized cash of approximately $16.9 million for the three months ended March 31, 1997 and $4.7 million for the three months ended March 31, 1996.

        The Company's investing activities have consisted primarily of property and equipment purchases of $2.9 million and $38,000 the three months ended March 31, 1997 and 1996, respectively. In 1997, these expenditures were primarily related to the buildout of new office space in several of the Company's target markets. In February 1996, the Company received $9.5 million in proceeds from the December 1995 sale of facilities in Ohio.

        Although at March 31, 1997, the Company had working capital of approximately $34.5 million, the projected cash usage in 1997 combined with an anticipated net loss in 1997, absent the infusion of additional capital resources, is anticipated to fully deplete the Company's working capital prior to December 31, 1997. Such events would place substantial doubt about the Company's ability to continue as a going concern. Although the Company's management believes that the Company will be able to raise sufficient funds, through capital contributions or additional equity or debt financings, to meet its operating expenses and other cash requirements, there can be no assurance that the Company would be able to complete such contributions or financing or that any such contributions or financing would be completed on terms satisfactory to the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

        In February 1997, the Financial Accounting Standard Boards issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which simplifies the method for computing earnings per share. Under the new requirements, primary earnings per share will be replaced with basic earnings per share. The statement, which will not impact the results of operations, financial position or cash flows of the Company, is effective for financial statements issued for periods ending after December 15, 1997 and will be adopted by the Company in the fourth quarter of 1997.


                                  PART II

                             OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         11.  Statement Re Computation of Net Loss per Common Share

         27.  Financial Data Schedule

(b)     REPORTS ON FORM 8-K

        None.



                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    USN COMMUNICATIONS, INC.
                                           (Registrant)

Date:  May 14, 1997                  /s/ GERALD J. SWEAS
                                    ----------------------------------
                                    Executive Vice President and Chief
                                    Financial Officer (Duly authorized
                                    officer and principal financial
                                    officer of the registrant)


INDEX TO EXHIBITS

                                                               SEQUENTIALLY
  EXHIBIT                                                        NUMBERED
  NUMBER          EXHIBIT DESCRIPTION                              PAGE
  -------         -------------------                           -----------

    11            Statement Regarding Computation of Per
                    Share Earnings                                    12
    27            Financial Data Schedule                             13