Form 10-Q
period 1997-06-30
USN COMMUNICATIONS INC
filed 1997-08-12
CIK 926134

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997

                                        OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      For the transition period from __________ to  ________


                         Commission file number 333-16265


         USN COMMUNICATIONS, INC.                       Delaware
       (Exact name of registrant as        (State or other jurisdiction of
        specified in its charter)           incorporation or organization)


                                    36-3947804
                     (I.R.S. Employer Identification No.)


      10 South Riverside Plaza, Suite 401, Chicago, Illinois     60606
            (Address of principal executive offices)          (Zip Code)


     Registrant's telephone number, including area code  (312) 906-3600


                                       N/A
          (Former name, former address and former fiscal year,
                      if changed since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of August 11, 1997, there were 721,251 shares outstanding of the registrant's Class A Common Stock, par value $.01 per share.




                      PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

USN COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND DECEMBER 31, 1996

                                                         JUNE 30,        December 31,
                                                           1997              1996
                                                      -------------     -------------
                                                       (unaudited)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                         $  15,720,248     $  60,818,478
    Accounts receivable, net                              8,029,610         3,004,408
    Prepaid expenses                                        683,353           187,051
    Other receivables                                       179,128           172,567
                                                      -------------     -------------
          Total current assets                           24,612,339        64,182,504


PROPERTY AND EQUIPMENT - Net                             10,081,179         3,507,350
OTHER ASSETS                                              9,452,057        10,362,438
                                                      -------------     -------------
TOTAL ASSETS                                          $  44,145,575     $  78,052,292
                                                      =============     =============

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND COMMON STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                  $   9,723,803     $   7,907,654
    Accrued expenses and other liabilities                7,953,322         3,176,762
    Capital lease obligations - current                     401,812           277,844
    Current maturities on notes payable                     121,722           386,522
                                                      -------------     -------------
          Total current liabilities                      18,200,659        11,748,782

Capital lease obligations - noncurrent                      478,235           312,280
Notes payable                                                26,513            49,727
14% Senior Discount Notes, net of Original               33,429,596        31,242,614
  Issue Discount
9% Convertible Subordinated Discount Notes,              29,531,236        28,259,555
  net of Original Issue Discount
                                                      -------------     -------------
          Total liabilities                              81,666,239        71,612,958


REDEEMABLE PREFERRED STOCK:
    9% Cumulative Convertible Pay-In-Kind
    Preferred stock: par value $1:
      30,000 shares authorized; 10,450 and
      10,000 shares outstanding at 1997 and 1996             10,450            10,000
    Accumulated unpaid dividends                            235,126           225,000
    Additional paid-in capital                           10,259,735         9,810,185
                                                      -------------     -------------
          Total redeemable preferred stock               10,505,311        10,045,185

COMMON STOCKHOLDERS' DEFICIT:
    Common stock: par value $.01: 2,500,000 shares
      authorized; 722,251 and 718,526
      shares issued at 1997 and 1996                          7,223             7,185
    Additional paid-in capital                           54,482,126        54,179,423
    Accumulated deficit                                (102,514,247)      (57,791,382)
    Common stock held in Treasury: 1997 and 1996 -
      1,000 shares                                           (1,077)           (1,077)
                                                      -------------     -------------
          Total common stockholders' deficit            (48,025,975)       (3,605,851)
                                                      -------------     -------------

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK,
   AND COMMON TOCKHOLDERS' DEFICIT                    $  44,145,575     $  78,052,292
                                                      =============     =============

See Notes to Condensed Consolidated Financial Statements



USN COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                           THREE MONTHS ENDED JUNE 30,
                                        --------------------------------
                                            1997              1996
                                        --------------    --------------
                                          (unaudited)       (unaudited)

NET SERVICE REVENUE                       $  7,804,451     $  2,522,928
COST OF SERVICES                             7,084,813        2,117,583
                                          ------------     ------------
Gross margin                                   719,638          405,345

EXPENSES:
Sales and marketing                         17,144,604        1,942,586
General and administrative                   8,550,800        3,371,192
                                          ------------     ------------
OPERATING LOSS                             (24,975,766)      (4,908,433)

OTHER INCOME (EXPENSE):
Interest income                                366,161          204,192
Interest expense                            (2,092,874)         (12,699)
Other income                                       643            2,304
                                          ------------     ------------

Other income (expense) - net                (1,726,070)         193,797
                                          ------------     ------------

NET LOSS                                  $(26,701,836)    $ (4,714,636)
                                          ============     ============

ACCUMULATED UNPAID PREFERRED
DIVIDENDS                                 $    235,126     $  6,144,668
                                          ============     ============

NET LOSS PER COMMON SHARE                 $     (37.35)    $     (25.44)
                                          ============     ============

WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING                  721,250          426,863
                                          ============     ============

See Notes to Condensed Consolidated Financial Statements




USN COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                              SIX MONTHS ENDED JUNE 30,
                                               1997                1996
                                          ---------------     --------------
                                             (unaudited)        (unaudited)

NET SERVICE REVENUE                          $ 11,721,290      $  4,803,557
COST OF SERVICES                               10,519,835         4,078,236
                                             ------------      ------------

Gross margin                                    1,201,455           725,321

EXPENSES:
Sales and marketing                            27,335,250         3,545,805
General and administrative                     15,013,143         6,335,803
                                             ------------      ------------

OPERATING LOSS                                (41,146,938)       (9,156,287)

OTHER INCOME (EXPENSE):

Interest income                                 1,009,451           352,590
Interest expense                               (4,129,201)          (19,539)
Other income                                        3,948         8,096,117
                                             ------------      ------------

Other income (expense) - net                   (3,115,802)        8,429,168
                                             ------------      ------------

NET LOSS                                     $(44,262,740)     $   (727,119)
                                             ============      ============


ACCUMULATED UNPAID PREFERRED DIVIDENDS       $    235,126      $  6,144,668
                                             ============      ============

NET LOSS PER COMMON SHARE                    $     (61.70)     $     (16.12)
                                             ============      ============

WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING                     721,250           426,378
                                             ============      ============


See Notes to Condensed Consolidated Financial Statements




USN COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                           THREE MONTHS ENDED JUNE 30,
                                                              1997              1996
                                                         -------------     -------------
                                                           (unaudited)      (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                            $(26,701,836)    $ (4,714,636)
      Adjustments to reconcile net loss to net
         cash flows from operating activities:
      Depreciation and amortization                            681,076           86,237
      Amortization of organization costs and
         intangibles                                           246,883          178,794
      Interest accreted on debt obligation                   2,067,172             --
      Stock compensation award expense                         172,947           33,000
         Changes in:
         Accounts receivable, net                           (3,683,128)        (371,792)
         Prepaid expenses                                     (292,121)          20,170
         Other receivables                                     (10,795)         161,292
         Other assets                                          (48,528)          (1,084)
         Accounts payable                                    3,107,807          (74,653)
         Accrued expenses and other liabilities              3,997,178          174,016
                                                          ------------     ------------
            Net cash flows from operating activities       (20,463,345)      (4,508,656)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                    (4,253,860)        (307,026)
                                                          ------------     ------------
            Net cash flows from investing activities        (4,253,860)        (307,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock                                   4,098                3
      Deposits                                                 (15,532)        (138,888)
      Repayment of notes payable                              (191,436)        (156,331)
      Repayment of capital lease obligations                   (97,504)         (21,406)
                                                          ------------     ------------
            Net cash flows from financing activities          (300,374)        (316,622)
                                                          ------------     ------------

NET DECREASE IN CASH                                       (25,017,579)      (5,132,304)

CASH AND CASH EQUIVALENTS - Beginning of period             40,737,827       18,359,244
                                                          ------------     ------------

CASH AND CASH EQUIVALENTS - End of period                 $ 15,720,248     $ 13,226,940
                                                          ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
      Declared Unpaid Dividends                           $    235,126     $  1,181,702
                                                          ============     ============
      Capital Lease Obligations Incurred                  $    444,903     $    352,116
                                                          ============     ============

CASH PAID FOR INTEREST                                    $     23,398     $     12,003
                                                          ============     ============

CASH PAID FOR INCOME TAXES                                        --               --
                                                          ============     ============

See Notes to Condensed Consolidated Financial Statements




USN COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                             SIX MONTHS ENDED JUNE 30,
                                                             1997                1996
                                                         --------------      ------------
                                                          (unaudited)         (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                            $(44,262,740)    $   (727,119)
      Adjustments to reconcile net loss to net
        cash flows from operating activities
      Depreciation and amortization                          1,042,319          159,672
      Amortization of organization costs and                   611,529          357,588
        intangibles
      Interest accreted on debt obligation                   4,083,363             --
      Stock compensation award expense                         298,644           33,000
      Gain on disposal of assets                                             (8,078,901)
        Changes in:
        Accounts receivable, net                            (5,025,205)      (1,002,454)
        Prepaid expenses                                      (496,300)          57,866
        Other receivables                                       (6,561)        (163,850)
        Other assets                                          (342,866)          98,691
        Accounts payable                                     1,816,148          148,381
        Accrued expenses and other liabilities               4,776,561          (60,435)
                                                          ------------     ------------
            Net cash flows from operating activities       (37,505,108)      (9,177,561)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                    (7,171,245)        (344,712)
      Proceeds from sale of assets                                            9,532,600
                                                          ------------     ------------
            Net cash flows from investing activities        (7,171,245)       9,187,888

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock                                   4,098            3,301
      Repurchase of common stock                                                 (1,077)
      Deposits                                                  17,018         (230,671)
      Repayment of notes payable                              (288,013)        (277,766)
      Repayment of capital lease obligations                  (154,980)         (43,214)
                                                          ------------     ------------
            Net cash flows from financing activities          (421,877)        (549,427)
                                                          ------------     ------------

NET DECREASE IN CASH                                       (45,098,230)        (539,100)

CASH AND CASH EQUIVALENTS - Beginning of period             60,818,478       13,766,040
                                                          ------------     ------------

CASH AND CASH EQUIVALENTS - End of period                 $ 15,720,248     $ 13,226,940
                                                          ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
      Dividend Paid in Kind                               $    450,000             --
                                                          ============     ============
      Declared Unpaid Dividends                           $    235,125     $  2,334,668
                                                          ============     ============
      Capital Lease Obligations Incurred                  $    444,903     $    352,116
                                                          ============     ============

CASH PAID FOR INTEREST                                    $     49,862     $     19,631
                                                          ============     ============

CASH PAID FOR INCOME TAXES                                        --               --
                                                          ============     ============

See Notes to Condensed Consolidated Financial Statements




                USN COMMUNICATIONS, INC. AND SUBSIDIARIES

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              JUNE 30, 1997

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

GAIN CONTINGENCY

      In 1995, a subsidiary of the Company, USN Communications Northeast, Inc. ("USNCN"), submitted a claim of approximately $1.4 million with TelCo One requesting that certain revenues, purportedly not billed by TelCo One to its USNCN customers, be paid to USNCN. In the fourth quarter of 1996, USNCN recorded $867,000 of this claim as revenue. In 1997, this claim was resolved at the amount previously recorded as revenue, to the mutual satisfaction of both parties.

RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform to the current year presentation.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

      Statements in this report concerning future results or performance are forward-looking statements. Actual results or performance could differ materially from those expressed or implied by such forward-looking statements as a result of known and unknown risks, uncertainties and other factors including those described below and those identified in the Company's other filings with the Securities and Exchange Commission.

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

      The Company negotiated the first broad-based resale agreement with Ameritech for local services, which was signed in November 1995, and negotiated with NYNEX for a comprehensive local resale agreement which was signed in July 1996. The Company also consummated various other agreements in 1996 with certain carriers for the resale of long distance and enhanced and other value-added services. The Company commenced the marketing and provisioning of services under those agreements during the latter half of 1996. Although management believes that its current strategy will have a positive effect on the Company's results of operations over the long-term, by continuing to seek other providers of local, long distance and enhanced and other value-added services in order to increase its subscriber base and product offerings and reduce expenses, this strategy is expected to have a negative effect on the Company's results of operations over the short-term. The Company anticipates losses and negative cash flow for the foreseeable future, attributable in part to significant investments in operating, sales, marketing, management information systems and general and administrative expenses. To date, the Company's growth, including capital expenditures, has been funded primarily by the capital contributions of Chase Venture Capital Associates, L P., CIBC Wood Gundy Ventures, Inc., Hancock Venture Partners IV Direct Fund, L.P., BT Capital Partners, Inc., Northwood Capital Partners LLC, Northwood Ventures and Enterprises & Transcommunications, LP and by the proceeds from the September 30, 1996 sale to Merrill Lynch Global Allocation Fund, Inc. of debt securities and warrants to purchase common stock.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

      Net service revenue increased 209% to $7.8 million for the three months ended June 30, 1997 from $2.5 million for the three months ended June 30, 1996. In addition, net service revenue increased 99% from the first quarter 1997 revenue of $3.9 million. The number of new local access lines sold in the second quarter were 43,924 and cumulative access lines sold as of June 30, 1997 were 79,321. The number of local access lines provisioned in the second quarter was 46,585 and cumulative access lines provisioned as of June 30, 1997 were 65,142. This substantial increase in net service revenue and local access lines was due primarily to the significant change in the Company's business strategy and the corresponding deployment of a large direct sales organization. This business strategy change resulted in a very substantial increase in the subscriber base in the Company's geographic markets (from approximately 1,200 customers at June 30, 1996 to approximately 6,000 customers in service at June 30, 1997).

      Gross margin for the three months ended June 30, 1997 increased 78% to $0.7 million compared to $0.4 million for the three months ended June 30, 1996. Gross margin for the second quarter for the new resale products increased to 14.5%, which was slightly ahead of expectations for the quarter, versus 10.5% in the first quarter of 1997 and negative margins in the fourth quarter of 1996. The Company's legacy products sold under the 1994 limited service offering agreement with NYNEX experienced lower margins. Consolidated gross margins are expected to continue to improve each quarter primarily as the mix of revenues from higher margin products increases and the mix of revenue from the lower margin legacy products decreases. In addition, the Company has continued to negotiate price reductions with its carriers, the full impact of which is not yet fully reflected in the results of operations. Due to the significant change in the Company's business strategy and corresponding change in cost structure from the original facilities-based business, the year to year gross margins are not comparable.

      Sales and marketing expenses increased $15.2 million from $1.9 million for the three months ended June 30, 1996 to $17.1 million for the three months ended June 30, 1997. The increase was due primarily to the substantial increase in the number of sales and marketing employees from approximately 100 at June 30, 1996 to approximately 520 at June 30, 1997. The higher headcount resulted in increases to salaries and benefits of approximately $7.9 million, recruitment, training and travel costs of approximately $2.5 million, and facility and office related expenses of approximately $1.1 million. Additionally, advertising and promotional costs increased approximately $2.0 million due to product launches in the Company's target markets.

      General and administrative expenses increased $5.2 million to $8.6 million for the three months ended June 30, 1997 versus $3.4 million for the three months ended June 30, 1996. The increase was due primarily to the substantial increase in the number of operations and administrative employees from approximately 80 at June 30, 1996 to over 240 at June 30, 1997. This increase resulted in increases to salaries and benefits of approximately $2.8 million, facility and office related costs of approximately $0.6 million and approximately $0.5 million in training and travel expenses. Additionally, professional fees increased approximately $0.4 million, primarily relating to the development and expansion of the Company's customer service, billing and administrative information systems and facilities.

      Interest and other income increased to $0.4 million for the three months ended June 30, 1997 from $0.2 million for the three months ended June 30, 1996 due to an increase in the average cash balance of $28.3 million for the three month period ended June 30, 1997 versus $15.2 million for the three month period ended June 30, 1996.

      Interest expense increased to $2.1 million for the three months ended June 30, 1997 from $13,000 for the three months ended June 30, 1996. This increase was due primarily to interest expense attributable to the Senior Notes and Convertible Notes issued in September 1996.

      As a result of the factors described above, the Company had a net loss of $26.7 million for the three months ended June 30, 1997 compared to a net loss of $4.7 million for the three months ended June 30, 1996.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

      Net service revenue increased 144% to $11.7 million for the six months ended June 30, 1997 from $4.8 million for the six months ended June 30, 1996, resulting from the significant change in the Company's business strategy and the corresponding growth in access lines and customers noted above.

      Gross margin for the six months ended June 30, 1997 increased 66% to $1.2 million compared to $0.7 million for the six months ended June 30, 1996. Gross margin for the first six months of 1997 for the new resale products was 13.5%, which was slightly ahead of expectations. Consolidated gross margins are expected to continue to improve each quarter primarily as the mix of revenues from higher margin products increases and the mix of revenue from the lower margin legacy products decreases. Due to the significant change in the Company's business strategy and corresponding change in cost structure from the original facilities-based business, the year to year gross margins are not comparable.

      Sales and marketing expenses increased $23.8 million from $3.5 million for the six months ended June 30, 1996 to $27.3 million for the six months ended June 30, 1997. The increase was due primarily to the aforementioned increase in the number of sales and marketing employees which resulted in increases to salaries and benefits of approximately $12.4 million, recruitment, training and travel costs of approximately $4.0 million, and facility and office related expenses of approximately $1.9 million. Additionally, advertising and promotional costs increased approximately $3.8 million due to product launches in the Company's target markets.

      General and administrative expenses increased $8.7 million to $15.0 million for the six months ended June 30, 1997 versus $6.3 million for the six months ended June 30, 1996. The increase was due primarily to the aforementioned increase in the number of operations and administrative employees which resulted in increases to salaries and benefits of approximately $4.5 million, facility and office costs of approximately $0.8 million, and training and travel costs of approximately $0.5 million. Additionally, professional fees increased approximately $0.8 million, primarily relating to the development and expansion of the Company's customer service, billing and administrative information systems and facilities.

      Interest and other income decreased to $1.0 million for the six months ended June 30, 1997 from $8.4 million for the six months ended June 30, 1996 due primarily to an $8.1 million non-recurring gain on the sale of the Company's switching facilities in Ohio in February 1996.

      Interest expense increased to $4.1 million for the six months ended June 30, 1997 from $20,000 for the six months ended June 30, 1996. This increase was due primarily to interest expense attributable to the Senior Notes and Convertible Notes issued in September 1996.

      As a result of the factors described above, the Company had a net loss of $44.3 million for the six months ended June 30, 1997 compared to a net loss of $0.7 million for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, the Company has funded its operations primarily through cash from its investors. As of June 30, 1997, the Company had cash and cash equivalents of $15.7 million and working capital of $6.4 million. The increase in the company's current assets, excluding cash, and current liabilities is primarily due to the substantial increase in the size of the business. The Company's operating activities utilized cash of approximately $20.5 million and $37.5 million for the three and six month periods ended June 30, 1997, respectively, versus $4.5 million and $9.2 million for the three and six month periods ended June 30, 1996, respectively.

      The Company's investing activities have consisted primarily of property and equipment purchases of $4.3 million and $7.2 million for the three and six month periods ended June 30, 1997, respectively, and $0.3 million and $0.4 million for the three and six month periods ended June 30, 1996, respectively. In 1997, these expenditures were primarily related to sales office expansion in several of the Company's target markets. In February 1996, the Company received $9.5 million in proceeds from the December 1995 sale of facilities in Ohio.

      Although at June 30, 1997, the Company had working capital of approximately $6.4 million, the projected cash usage in 1997 combined with an anticipated net losses in 1997, absent the infusion of additional capital resources, is anticipated to fully deplete the Company's working capital by the end of the third quarter . Such events would place substantial doubt about the Company's ability to continue as a going concern. The Company has undertaken various initiatives to address its need for additional capital resources. The Company has engaged in efforts to issue high yield securities in a private placement with institutional investors. In addition, the Company has engaged in discussions with certain of its existing investors and at least one new institutional investor to purchase equity securities of the Company in connection with the high yield offering. Although the Company's management believes that the Company will be able to raise sufficient funds to meet its operating expenses and other cash requirements, there can be no assurance that the Company would be able to complete such contributions or financing or that any such contributions or financing would be completed on terms satisfactory to the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which simplifies the method for computing earnings per share. Under the new requirements, primary earnings per share will be replaced with basic earnings per share. The statement, which will not impact the results of operations, financial position or cash flows of the Company, is effective for financial statements issued for periods ending after December 15, 1997 and will be adopted by the Company in the fourth quarter of 1997.



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

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On June 4, 1997, the Company held its annual meeting of stockholders, at which the Company's stockholders elected directors and voted on the ratification of the appointment of Deloitte & Touche as the Company's independent accountants for 1997. At such meeting, each of the Company's directors, Richard J. Brekka, J. Thomas Elliott, Thomas C. Brandenburg, Dean M. Greenwood, Donald J. Hofmann, Jr., William A. Johnston, Ian Kidson, Paul S. Lattanzio and Eugene A. Sekulow, was elected by a vote of 678,972 for, 0 withheld and 0 abstaining. The appointment of Deloitte & Touche was ratified by a vote of 678,972 for, 0 withheld and 0 abstaining.

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


                              USN COMMUNICATIONS, INC.

                                 (Registrant)

Date:  August 11, 1997        /s/ GERALD J. SWEAS
                              Executive Vice President and Chief Financial
                                   Officer
                              (Duly authorized officer and principal
                                   financial officer of the registrant)




                            INDEX TO EXHIBITS

                                                             SEQUENTIALLY
EXHIBIT                                                        NUMBERED
NUMBER                   EXHIBIT DESCRIPTION                     PAGE

      11      Statement Regarding Computation of Per Share
                  Earnings                                        17
      27      Financial Data Schedule                             19