Form 10-Q
period 1997-09-30
USN COMMUNICATIONS INC
filed 1997-11-14
CIK 926134

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

                                    OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to

                     Commission file number 333-16265


                         USN COMMUNICATIONS, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


               Delaware                              36-3947804
     -------------------------------             -------------------
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)             Identification No.)


    10 South Riverside Plaza, Suite 401, Chicago, Illinois        60606
    ----------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)


     Registrant's telephone number, including area code   (312) 906-3600


                                   N/A
           ----------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]      No[ ]

         As of November 14, 1997, there were 7,212,511 shares outstanding of the registrant's Class A Common Stock, par value $.01 per share.



                      PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

USN COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS              September 30,     December 31,
SEPTEMBER 30, 1997 AND DECEMBER 31, 1996                1997              1996
                                                  --------------     -------------
                                                   (unaudited)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                      $ 117,943,711     $  60,818,478
    Accounts receivable, net                          15,445,860         3,004,408
    Prepaid expenses                                     271,430           187,051
    Other receivables                                    338,502           172,567
                                                   -------------     -------------
          Total current assets                       133,999,503        64,182,504

PROPERTY AND EQUIPMENT - Net                          12,604,307         3,507,350
OTHER ASSETS                                          32,553,221        10,362,438
                                                   -------------     -------------
TOTAL ASSETS                                       $ 179,157,031     $  78,052,292
                                                   =============     =============
LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND COMMON STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                               $  17,268,085     $   7,907,654
    Accrued expenses and other liabilities            11,315,296         3,176,762
    Capital lease obligations - current                  544,213           277,844
    Current maturities on notes payable                  121,874           386,522
                                                   -------------     -------------
          Total current liabilities                   29,249,468        11,748,782

14 5/8% Senior Discount Notes, net of
  Original Issue Discount                            101,830,062              --
14% Senior Discount Notes, net of
  Original Issue Discount                             34,579,844        31,242,614
9% Convertible Subordinated Notes, net
 of Original Issue Discount                           30,188,376        28,259,555
Capital lease obligations - noncurrent                   664,421           312,280
Notes payable                                             24,547            49,727
                                                   -------------     -------------
          Total liabilities                          196,536,718        71,612,958

REDEEMABLE PREFERRED STOCK:
    9% Cumulative Convertible Pay-In-Kind
       Preferred Stock: par value $1:
       30,000 shares authorized; 10,920
       and 10,000 shares outstanding at
       1997 and 1996                                      10,920            10,000
    9% Cumulative Convertible Pay-In-Kind
       Preferred Stock, Series A: par
       value $1: 150,000 shares authorized;
       30,209 shares outstanding at 1997                  30,209              --
    Accumulated unpaid dividends                         317,195           225,000
    Additional paid-in capital                        40,690,299         9,810,185
                                                   -------------     -------------
          Total redeemable preferred stock            41,048,623        10,045,185

COMMON STOCKHOLDERS' DEFICIT:

    Common stock: par value $.01: 30,000,000
      shares authorized; 7,222,511 and
      7,185,260 shares issued at 1997 and 1996             7,222             7,185
    Additional paid-in capital                        74,006,800        54,179,423
    Accumulated deficit                             (132,441,255)      (57,791,382)
    Common stock held in Treasury: 1997 and
      1996 - 10,000 shares                                (1,077)           (1,077)
                                                   -------------     -------------
          Total common stockholders' deficit         (58,428,310)       (3,605,851)
                                                   -------------     -------------

TOTAL LIABILITIES, REDEEMABLE PREFERRED
STOCK, AND COMMON STOCKHOLDERS' DEFICIT            $ 179,157,031     $  78,052,292
                                                   =============     =============


See Notes to Condensed Consolidated Financial Statements





USN COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                          Three months ended September 30,
                                         ---------------------------------
                                            1997                1996
                                         ------------       ------------
                                          (unaudited)        (unaudited)

NET SERVICE REVENUE                       $15,277,025        $2,795,148
COST OF SERVICES                           13,463,290         2,508,890
                                         -------------      ------------

Gross Profit                                1,813,735           286,258

EXPENSES:
Sales and marketing                        15,751,862         2,291,632
General and administrative                 11,868,658         4,583,786
                                         -------------      ------------

OPERATING LOSS                            (25,806,785)       (6,589,160)

OTHER INCOME (EXPENSE):
Interest income                               874,410           120,077
Interest expense                           (4,443,751)          (26,418)
Other income                                    1,438             3,476
                                         -------------      ------------

Other income (expense) - net               (3,567,903)           97,135
                                         -------------      ------------

NET LOSS                                 ($29,374,688)      ($6,492,025)
                                         =============      ============


ACCUMULATED PREFERRED DIVIDENDS               552,319         1,131,307
                                         -------------      ------------

NET LOSS TO COMMON SHAREHOLDERS          ($29,927,007)      ($7,623,332)
                                         =============      ============

NET LOSS PER COMMON SHARE                      ($4.15)           ($1.65)
                                         =============      ============

WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING
                                            7,212,511         4,624,411
                                         =============      ============

See Notes to Condensed Consolidated Financial Statements





USN COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                          Nine months ended September 30,
                                         --------------------------------
                                              1997               1996
                                         -------------      -------------
                                          (unaudited)        (unaudited)

NET SERVICE REVENUE                       $26,998,315         $7,598,705
COST OF SERVICES                           23,983,125          6,587,126
                                         -------------      -------------

Gross Profit                                3,015,190          1,011,579

EXPENSES:
Sales and marketing                        43,087,112          5,837,437
General and administrative                 26,881,801         10,919,589
                                         -------------      -------------

OPERATING LOSS                            (66,953,723)       (15,745,447)

OTHER INCOME (EXPENSE):
Interest income                             1,883,861            472,667
Interest expense                           (8,572,952)           (45,957)
Other income                                    5,386          8,099,593
                                         -------------      -------------

Other income (expense) - net               (6,683,705)         8,526,303
                                         -------------      -------------

NET LOSS                                 ($73,637,428)       ($7,219,144)
                                         =============      =============


ACCUMULATED PREFERRED DIVIDENDS             1,012,445          3,465,976
                                         -------------      -------------

NET LOSS TO COMMON SHAREHOLDERS          ($74,649,873)      ($10,685,120)
                                         =============      =============

NET LOSS PER COMMON SHARE                     ($10.35)            ($2.44)
                                         =============      =============

WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING               7,212,511          4,384,993
                                        ==============      =============


See Notes to Condensed Consolidated Financial Statements





USN COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND YEAR ENDED DECEMBER 31, 1996

                                 9% PIK      Series A      Series A-2     Series A     Accumulated    Additional
                                Preferred     9% PIK       Preferred     Preferred       Unpaid        Paid-in
                                  Stock      Preferred       Stock         Stock        Dividends       Capital        Total
                                              Stock

BALANCE, JANUARY 1, 1996                                   $   26,235    $   16,200    $ 3,810,000    $40,543,605    $44,396,040

  Accumulated dividends on
    Series A and A-2
    Preferred Stock                                                                      3,465,976                     3,465,976

  Conversion of Series A and
    A-2 Preferred Stock
    to Class A Common Stock                                   (26,235)      (16,200)    (7,275,976)   (40,543,605)   (47,862,016)

  Issuance of 10,000 shares
    of 9% PIK preferred stock   $   10,000                                                              9,990,000     10,000,000

  Costs incurred related to
    issuance of 9% PIK
    preferred stock                                                                                      (179,815)      (179,815)

  Accumulated dividends on
    9% PIK preferred stock                                                                 225,000                       225,000
                                -----------  -----------   -----------   -----------   ------------   ------------   ------------

BALANCE, DECEMBER 31, 1996          10,000                                                 225,000      9,810,185     10,045,185

  Issuance of 30,209 shares of
    Series A 9% PIK preferred
    stock                                    $   30,209                                                30,178,863     30,209,072

  Costs incurred related to
    issuance of Series A
    9% PIK preferred stock                                                                               (218,079)      (218,079)

  Accumulated dividends on
    9% PIK preferred stock                                                                 695,250                       695,250

  Accumulated dividends on
    Series A 9% PIK preferred
    stock                                                                                  317,195                       317,195

  Payment of dividends on
    9% PIK preferred stock             920                                                (920,250)       919,330            --
                                -----------  -----------   -----------   -----------   ------------   ------------   ------------

BALANCE, SEPTEMBER 30, 1997     $   10,920   $   30,209    $   --        $   --        $   317,195    $40,690,299    $41,048,623
                                ===========  ===========   ===========   ===========   ============   ============   ============

See notes to consolidated financial statements




USN COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND YEAR ENDED DECEMBER 31, 1996

                                     Common         Additional       Accumulated      Common Stock        Total
                                     Stock           Paid-in           Deficit          Held In
                                                     Capital                            Treasury

BALANCE, JANUARY 1, 1996           $       3,137   $     282,955    $ (29,053,815)                    $ (28,767,723)

  Conversion of Series A and A-2
    Preferred Stock to Class A
    Common Stock                           2,676      47,859,340                                         47,862,016

  Issuance of 50,000 shares of
    common stock                              50           5,450                                              5,500

  Compensation grants of 220,000
    shares of common stock                   220          32,780                                             33,000

  Repricing of common stock                1,102          (1,102)

  Repurchase of 10,000 shares
    of common stock                                                                  $      (1,077)          (1,077)

  Issuance of stock warrants                           6,000,000                                          6,000,000

  Accumulated dividends on
    9% PIK preferred stock                                             (3,690,976)                       (3,690,976)

  Net loss                                                            (25,046,591)                      (25,046,591)
                                   -------------   -------------    -------------    -------------    -------------

BALANCE, DECEMBER 31, 1996                 7,185      54,179,423      (57,791,382)          (1,077)      (3,605,851)

  Issuance of 37,251 shares of
    common stock                              37           4,059                                              4,096

  Issuance of stock warrants                          19,351,727                                         19,351,727

  Compensation expense on stock
    options                                              471,591                                            471,591

  Accumulated dividends on
    9% PIK preferred stock                                               (695,250)                         (695,250)

  Accumulated dividends on
    Series A 9% PIK preferred
    stock                                                                (317,195)                         (317,195)

  Net loss                                                            (73,637,428)                      (73,637,428)
                                   -------------   -------------    -------------    -------------    -------------

BALANCE, SEPTEMBER 30, 1997        $       7,222   $  74,006,800    $(132,441,255)   $      (1,077)   $ (58,428,310)
                                   =============   =============    =============    =============    =============

See notes to consolidated financial statements





USN COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS THREE MONTHS
ENDED SEPTEMBER 30, 1997 AND 1996

                                            Three months ended September 30,
                                            --------------------------------
                                                 1997               1996
                                            -------------     --------------
                                             (unaudited)        (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                  ($ 29,374,688)    ($  6,492,025)
  Adjustments to reconcile net loss
    to net cash flows from operating
    activities:
  Depreciation and amortization                   859,730            94,377
  Amortization of organization costs
    and intangibles                                11,355           748,160
  Non-cash interest on debt obligations         4,373,314              --
  Stock compensation award expense                172,947              --
  Changes in:
    Accounts receivable, net                   (7,416,250)         (466,673)
    Prepaid expenses                              411,923            51,568
    Other receivables                            (159,374)           96,687
    Other assets                                 (102,096)         (116,896)
    Accounts payable                            7,544,282         1,292,182
    Accrued expenses and other
      liabilities                               3,361,974            40,794
                                            -------------     -------------
       Net cash flows from operating
          activities                          (20,316,883)       (4,751,826)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment           (2,899,807)         (102,839)
  Purchase of minority interest                      --          (1,601,207)
                                            -------------     -------------
       Net cash flows from investing
          activities                           (2,899,807)       (1,704,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                           --                --
  Issuance of preferred stock                  30,209,072        10,000,000
  Financing costs                                (218,079)         (147,389)
  Proceeds from Senior Notes                  100,001,276        30,203,375
  Proceeds from Convertible Notes                    --          27,644,400
  Debt acquisition costs                       (4,436,579)       (2,732,664)
  Deposits                                         40,740          (163,213)
  Repayment of notes payable                       (1,815)          (57,676)
  Repayment of capital lease
     obligations                                 (154,464)          (40,561)
                                            -------------     -------------
       Net cash flows from financing
          activities                          125,440,151        64,706,272
                                            -------------     -------------

NET INCREASE IN CASH                          102,223,461        58,250,400
CASH AND CASH EQUIVALENTS - Beginning
  of period                                    15,720,250        13,226,940
                                            -------------     -------------
CASH AND CASH EQUIVALENTS - End of
  period                                    $ 117,943,711     $  71,477,340
                                            =============     =============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Dividend Paid in Kind                     $     470,250              --
                                            =============     =============
  Declared Dividends                        $     552,319     $   1,131,307
                                            =============     =============
  Issuance of Stock Warrants                $  19,351,727     $   6,000,000
                                            =============     =============
  Conversion of Series A and A-2
    Preferred Stock to Class A
    Common Stock                                     --       $  47,862,016
                                            =============     =============
  Capital Lease Obligations Incurred        $     483,052     $     185,362
                                            =============     =============
CASH PAID FOR INTEREST                      $      47,100     $      48,369
                                            =============     =============
CASH PAID FOR INCOME TAXES                           --                --
                                            =============     =============


See Notes to Condensed Consolidated Financial Statements





USN COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS NINE MONTHS
ENDED SEPTEMBER 30, 1997 AND 1996

                                            Nine months ended September 30,
                                            -------------------------------
                                                1997               1996
                                            -------------     -------------
                                             (unaudited)       (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                  ($ 73,637,428)    ($  7,219,144)
  Adjustments to reconcile net loss
    to net cash flows from operating
    activities:
  Depreciation and amortization                 1,902,049           254,049
  Amortization of organization costs
    and intangibles                               622,884         1,105,748
  Non-cash interest on debt obligations         8,456,677              --
  Stock compensation award expense                471,591            33,000
  Gain on disposal of assets                         --          (8,078,901)
  Changes in:
     Accounts receivable, net                 (12,441,452)       (1,469,127)
     Prepaid expenses                             (84,379)          109,434
     Other receivables                           (165,935)         (229,940)
     Other assets                                (444,960)          (18,205)
     Accounts payable                           9,360,431         1,440,563
     Accrued expenses and other
       liabilities                              8,138,534           (19,641)
                                            -------------     -------------
        Net cash flows from operating
           activities                         (57,821,988)      (14,092,164)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment          (10,071,051)         (284,774)
  Proceeds from sale of assets                       --           9,532,600
  Purchase of Minority Interest                      --          (1,601,207)
                                            -------------     -------------
        Net cash flows from investing
            activities                        (10,071,051)        7,646,619

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                          4,096             3,300
  Issuance of preferred stock                  30,209,072        10,000,000
  Financing costs                                (218,079)         (147,389)
  Repurchase of common stock                         --              (1,077)
  Proceeds from Senior Notes                  100,001,276        30,203,375
  Proceeds from Convertible Notes                    --          27,644,400
  Debt Acquisition Costs                       (4,436,579)       (2,732,664)
  Deposits                                         57,758          (393,884)
  Repayment of notes payable                     (289,828)         (335,442)
  Repayment of capital lease
     obligations                                 (309,445)          (83,774)
                                            -------------     -------------
       Net cash flows from financing
           activities                         125,018,271        64,156,845
                                            -------------     -------------

NET INCREASE IN CASH                           57,125,232        57,711,300
CASH AND CASH EQUIVALENTS - Beginning
   of period                                   60,818,479        13,766,040
                                            -------------     -------------
CASH AND CASH EQUIVALENTS - End of
  period                                    $ 117,943,711     $  71,477,340
                                            =============     =============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Dividend Paid in Kind                     $     920,250              --
                                            =============     =============
  Declared Dividends                        $   1,012,445     $   3,465,976
                                            =============     =============
  Issuance of Stock Warrants                $  19,351,727     $   6,000,000
                                            =============     =============
  Conversion of Series A and A-2
    Preferred Stock to Class A
    Common Stock                                     --       $  47,862,016
                                            =============     =============
  Capital Lease Obligations Incurred        $     927,955     $     537,478
                                            =============     =============
CASH PAID FOR INTEREST                      $      91,993     $      68,000
                                            =============     =============
CASH PAID FOR INCOME TAXES                           --                --
                                            =============     =============


See Notes to Condensed Consolidated Financial Statements





                USN COMMUNICATIONS, INC. AND SUBSIDIARIES

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 1997


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

2.   PRIVATE PLACEMENT OFFERING

     On August 18, 1997, the Company received approximately $96.5 million in cash, net of commissions paid, in exchange for the issuance of 152,725 units consisting of $152.7 million aggregate principal amount at maturity of 14 5/8% Senior Discount Notes due 2004 ("14 5/8% Senior Notes") and warrants to purchase 2,053,900 shares of Class A Common Stock. In connection with this offering, the Company paid a consent fee to the holders of the outstanding 14% Senior Discount Notes due 2003 ("14% Senior Notes") and 9% Convertible Subordinated Notes due 2004 ("9% Convertible Notes") consisting of warrants to purchase 145,160 shares of Class A Common Stock. The Company also granted those holders an option, which was exercised on October 24, 1997, to purchase up to $10.0 million in aggregate proceeds to the Company of convertible notes of the Company on terms substantially similar to the existing 9% Convertible Notes. Additionally, the Company granted to holders of the 14% Senior Notes an option, for a specified period of time, to exchange all of the 14% Senior Notes for 14 5/8% Senior Notes having an accreted value equal to the accreted value of such 14% Senior Notes at the time of such exchange.

     The Senior Notes were sold at a unit price, before commissions, of $654.78 per $1,000 face amount. These notes will accrete interest at an annual rate of 14 5/8% from August 18, 1997 to August 15, 2000.
Thereafter, the notes will bear interest at an annual rate of 14 5/8% payable semiannually in arrears in cash.

3.   CHANGES IN EQUITY

     In August 1997, the Board of Directors authorized the issuance of up to 150,000 shares of a series of $1 par value preferred stock designated as 9% Cumulative Convertible Pay-in-Kind Preferred Stock, Series A ("Series A Preferred Stock"). In connection with the private placement offering described in Note 2, the Company issued 30,209 shares of its Series A Preferred Stock to certain of its existing stockholders and their affiliates for an aggregate purchase price of $30.2 million.

     In September 1997, the Board of Directors approved a nine-for-one dividend on the Class A Common Stock. Share and per share data have been retroactively adjusted to reflect this stock dividend.

4.   RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Initially, the Company entered the local telecommunications market as a facilities-based CLEC with network facilities in Ohio. Due to the high costs associated with the initial construction, installation and expansion of each local network facility, including right-of-way costs, franchise fees, interconnection charges and other operating expenses and in anticipation of the impact of the passage of the Telecommunications Act, the Company refocused its operations. The Company sold its existing facilities in Ohio and certain other assets in February 1996, and transferred certain liabilities with respect to those facilities, to pursue a non-facilities-based approach to the local telecommunications market. As part of the Company's strategy to refocus its operations, the Company, through a newly formed wholly owned acquisition subsidiary, Quest United, Inc. ("Quest"), acquired certain assets and assumed certain liabilities of Quest America, L.P., a telecommunications reseller and consulting firm, in October 1995 (the "Quest Acquisition").

     The Company negotiated for the first total service resale agreement with Ameritech Corporation for local services, which was signed in November 1995, and negotiated with NYNEX for a similar comprehensive local resale agreement which was signed in July 1996. The Company also executed various other agreements in 1996 and 1997 with certain carriers for the resale of long distance and enhanced and other value-added services. The Company commenced the marketing and provisioning of services under those agreements during the latter half of 1996. Although management believes that its current strategy will have a positive effect on the Company's results of operations over the long-term, through an increase in its customer base and product offerings, this strategy is expected to have a negative effect on the Company's results of operations over the short-term. The Company anticipates losses and negative cash flow for the foreseeable future, attributable in part to significant investments in operating, sales, marketing, management information systems and general and administrative expenses. To date, the Company's growth, including capital expenditures, has been funded primarily by capital contributions, sales of preferred stock and by the proceeds from the private placement of debt securities.

     In August 1997, Merrill Lynch Global Allocation Fund, Inc. ("MLGAFI") and Merrill Lynch Equity/Convertible Series (Global Allocation Portfolio) (collectively, "MLAM"), the current beneficial holders of the Company's 14% Senior Notes due 2003 ("14% Senior Notes") and 9% Convertible Subordinated Notes due 2004 ("9% Convertible Notes") consented (the "Consent") to the amendment of the indentures with respect to the 14% Senior Notes and the 9% Convertible Notes to allow the Company to issue the 14-5/8% Senior Discount Notes due 2004 (the "14 5/8% Senior Notes"). In connection with the Consent, the Company paid a consent fee to MLAM consisting of warrants to purchase 145,160 shares of Common Stock, at an exercise price of $.01 per share. The Company also granted to MLAM an option to purchase up to $10.0 million in aggregate proceeds to the Company of convertible notes of the Company on terms substantially similar to the 9% Convertible Notes (the "Consent Convertible Notes") and granted to holders of the 14% Senior Notes an option, for a specified period of time, to exchange all of the 14% Senior Notes for 14 5/8% Senior Notes having an accreted value equal to the accreted value of such 14% Senior Notes at the time of such exchange. On October 24, 1997, MLAM provided a notice to exercise its option to purchase the Consent Convertible Notes.

     The Company's net service revenue consists primarily of sales revenue from telecommunications resale service net of certain adjustments, including unbillable call records. The Company bills its customers for local and long distance usage based on the type of local service utilized, the number, time and duration of calls, the geographic location of the terminating phone numbers and the applicable rate plan in effect at the time of the call.

     Cost of services includes the cost of local and long distance services charged by carriers for recurring charges, per minute usage charges and feature charges, as well as the cost of fixed facilities for dedicated services and special regional calling plans.

     Sales and marketing expense consists of the costs of providing sales and other support services for customers including salaries of sales force personnel. General and administrative expense consists of the costs of the billing and information systems and personnel required to support the Company's operations and growth as well as bad debts, customer allowances, and all amortization expenses. Depreciation is allocated throughout sales, marketing, general and administrative expense based on asset ownership.

     The Company has experienced significant growth in the past and, depending on the extent of its future growth, may experience significant strain on its management, personnel and information systems. To accommodate this growth, the Company will continue to implement and improve operational, financial and management information systems. In an effort to support its growth, the Company added several senior management positions and added over 250 employees in 1996 and over 385 employees in the first nine months of 1997. Also, the Company is implementing new information systems that will provide improved recordkeeping for customer information and management of uncollectible accounts and fraud control.

     The Company has to date outsourced certain billing services to two outside vendors. The significant growth experienced by the Company over the past year has strained the capabilities of the Company's internal billing systems and those of the billing vendor supporting the sales pursuant to the Company's resale agreements with Ameritech Corporation.
As a result, the Company has experienced delays in accurately billing its customers in a timely manner and instances of toll fraud. Therefore, the Company's revenue assurance and margin utilization systems and operating controls are being strengthened. Gross margins will be lower than originally anticipated for 1997 and estimated bad debt provisions and customer allowances will be higher than expected, as a percent of revenue, since some billings from carriers may not be billed to customers.

     As a result of evaluating the capabilities of the Company's two billing vendors to support the anticipated growth of the Company, a decision was made to transition to a single vendor that has the strongest current capabilities and the best potential to support the expansion and related increased number of customers and access lines of the Company. The Company selected the billing vendor that has supported its sales pursuant to the Company's resale agreement with Nynex Corporation for the past two years. The transition to a single vendor is expected to be completed during the fourth quarter of 1997.


Results of Operations

Three Months Ended September 30, 1997 Compared to
Three Months Ended September 30, 1996

     Net service revenue increased 447% to $15.3 million for the three months ended September 30, 1997 from $2.8 million for the three months ended September 30, 1996. In addition, net service revenue increased 96% from the second quarter 1997 revenue of $7.8 million. The number of new local access lines sold in the third quarter of 1997 was 55,851 and cumulative access lines sold as of September 30, 1997 were 135,172. The number of local access lines provisioned in the third quarter of 1997 was 51,449 and cumulative access lines provisioned as of September 30, 1997 were 116,591. The substantial increases in net service revenue and local access lines were due primarily to the significant change in the Company's business strategy and the corresponding deployment of a large direct sales organization. This business strategy change has resulted in an almost nine-fold increase in the subscriber base in the Company's geographic markets (from approximately 1,400 customers at September 30, 1996 to approximately 12,000 customers in service at September 30, 1997).

     Gross profit for the three months ended September 30, 1997 increased 534% to $1.8 million compared to $0.3 million for the three months ended September 30, 1996. Due to the significant change in the Company's business strategy and the corresponding change in cost structure from the original facilities-based business, the year to year gross margins are not comparable. Gross margin for the third quarter of 1997 of 11.9% was an improvement over second quarter 1997 gross margin of 9.2%. Consolidated gross margins are expected to continue to improve each quarter primarily as revenue assurance and margin utilization systems and operating controls are being strengthened, as described above, and as the mix of revenues from higher margin products increases and the mix of revenue from the lower margin legacy products decreases. In addition, the Company has continued to negotiate price reductions with its carriers, the full impact of which is not yet fully reflected in the results of operations.

     Sales and marketing expenses increased $13.5 million from $2.3 million for the three months ended September 30, 1996 to $15.8 million for the three months ended September 30, 1997. The increase was due primarily to the substantial increase in the number of sales and marketing employees from approximately 130 at September 30, 1996 to approximately 530 at September 30, 1997. The higher headcount resulted in increases to salaries and benefits of approximately $9.7 million, recruitment, training and travel costs of approximately $1.6 million, and facility and office related expenses of approximately $1.4 million. Additionally, advertising and promotional costs increased approximately $0.5 million due to product launches in the Company's target markets.

     General and administrative expenses increased $7.3 million to $11.9 million for the three months ended September 30, 1997 versus $4.6 million for the three months ended September 30, 1996. The increase was due primarily to the substantial increase in the number of operations and administrative employees from approximately 90 at September 30, 1996 to over 320 at September 30, 1997. This increase resulted in increases to salaries and benefits of approximately $2.8 million, facility and office related costs of approximately $0.7 million and approximately $0.4 million in recruiting expenses. Additionally, professional fees increased approximately $0.5 million, primarily relating to the development and expansion of the Company's customer service, billing and administrative information systems and facilities. Additionally, the Company recorded a charge of $2.8 million in the third quarter of 1997 for estimated additional provisions for bad debts and customer allowances to cover instances of toll fraud and other matters described above.

     Interest and other income increased to $0.9 million for the three months ended September 30, 1997 from $0.1 million for the three months ended September 30, 1996 due to an increase in the average cash balance for the three month period ended September 30, 1997 versus September 30, 1996.

     Interest expense increased to $4.4 million for the three months ended September 30, 1997 from $26,000 for the three months ended September 30, 1996. This increase was due primarily to interest expense attributable to the 14% Senior Notes and 9% Convertible Notes issued in September 1996 and the 14 5/8% Senior Notes issued in August 1997.

     As a result of the factors described above, the Company had a net loss of $29.4 million for the three months ended September 30, 1997 compared to a net loss of $6.5 million for the three months ended
September 30, 1996.


Nine Months Ended September 30, 1997 Compared to
Nine Months Ended September 30, 1996

     Net service revenue increased 255% to $27.0 million for the nine months ended September 30, 1997 from $7.6 million for the nine months ended September 30, 1996, resulting from the significant change in the Company's business strategy and the corresponding growth in access lines and customers noted above. The number of access lines sold at September 30, 1997 increased 2,819% from September 30, 1996 and 70% from June 30, 1997. The number of access lines provisioned at September 30, 1997 increased 2,577% from September 30, 1996 and 79% from June 30, 1997.

     Gross profit for the nine months ended September 30, 1997 increased 198% to $3.0 million compared to $1.0 million for the nine months ended September 30, 1996. Due to the significant change in the Company's business strategy and the corresponding change in cost structure from the original facilities-based business, the year to year gross margins are not comparable. As noted above, consolidated gross margins are expected to continue to improve each quarter primarily as revenue assurance and margin utilization systems and operating controls are being strengthened, as described above, and as the mix of revenues from higher margin products increases and the mix of revenue from the lower margin legacy products decreases. In addition, the Company has continued to negotiate price reductions with its carriers, the full impact of which is not yet fully reflected in the results of operations.

     Sales and marketing expenses increased $37.3 million from $5.8 million for the nine months ended September 30, 1996 to $43.1 million for the nine months ended September 30, 1997. The increase was due primarily to the aforementioned increase in the number of sales and marketing employees which resulted in increases to salaries and benefits of approximately $22.6 million, recruitment, training and travel costs of approximately $5.7 million, and facility and office related expenses of approximately $3.3 million. Additionally, advertising and promotional costs increased approximately $4.3 million due to product launches in the Company's target markets.

     General and administrative expenses increased $16.0 million to $26.9 million for the nine months ended September 30, 1997 versus $10.9 million for the nine months ended September 30, 1996. The increase was due primarily to the aforementioned increase in the number of operations and administrative employees which resulted in increases to salaries and benefits of approximately $7.3 million, facility and office costs of approximately $1.4 million, and recruitment, training and travel costs of approximately $1.6 million. Professional fees increased approximately $1.2 million, primarily relating to the development and expansion of the Company's customer service, billing and administrative information systems and facilities. Billing costs increased approximately $1.6 million in correlation with increased revenue. Additionally, as noted above, the Company recorded a charge of $2.8 million in the third quarter of 1997 for estimated additional provisions for bad debts and customer allowances to cover instances of toll fraud and other matters.

     Interest and other income decreased to $1.9 million for the nine months ended September 30, 1997 from $8.6 million for the nine months ended September 30, 1996 due primarily to an $8.1 million non-recurring gain on the sale of the Company's switching facilities in Ohio in February 1996, which was somewhat offset by the additional interest income earned on the higher average cash balance.

     Interest expense increased to $8.6 million for the nine months ended September 30, 1997 from $46,000 for the nine months ended September 30, 1996. This increase was due primarily to interest expense attributable to the 14% Senior Notes and 9% Convertible Notes issued in September 1996 and the 14 5/8% Senior Notes issued in August 1997.

     As a result of the factors described above, the Company had a net loss of $73.6 million for the nine months ended September 30, 1997 compared to a net loss of $7.2 million for the nine months ended
September 30, 1996.

Liquidity and Capital Resources

     Since inception, the Company has funded its operations primarily through cash from its investors and private placements of debt securities. As of September 30, 1997, the Company had cash and cash equivalents of $118.0 million and working capital of $104.8 million. The Company's operating activities utilized cash of approximately $20.3 million and $57.8 million for the three and nine month periods ended September 30, 1997, respectively, versus $4.8 million and $14.1 million for the three and nine month periods ended September 30, 1996, respectively.

     The Company's investing activities in 1997 have consisted primarily of property and equipment purchases of $2.9 million and $10.1 million for the three and nine month periods ended September 30, 1997, respectively, primarily related to sales office expansion in several of the Company's target markets. In the fourth quarter of 1997, the Company anticipates spending approximately $5.0 million for capital expenditures, a substantial portion of which has been allocated to investments in information technology to support the growth of the customer base with more robust provisioning, billing and customer care systems. The anticipated continued high growth in the customer base in 1998 will require a similar level of investment in information technology. In 1996, the Company's investing activities consisted of $9.5 million in proceeds received in February 1996 from the December 1995 sale of facilities in Ohio, partially offset by a $1.6 million purchase of the remaining minority interest of a subsidiary in the third quarter 1996 and capital expenditures of $0.1 million and $0.3 million for the three and nine month periods ended September 30, 1996, respectively.

     The Company's financing activities generated $125.4 million and $125.0 million for the three and nine month periods ended September 30, 1997, respectively, and $64.7 million and $64.1 million for the three and nine month periods ended September 30, 1996, respectively. In August 1997, the Company raised $96.5 million in net proceeds through a private placement of the 14 5/8% Senior Notes and $30.2 million in net proceeds from sales of its Series A Preferred Stock, and in October 1997 the Company issued and sold Series A Preferred Stock for an aggregate purchase price of $15.0 million pursuant to agreements contemplated by a letter of intent entered into in August 1997. In September 1996, the Company raised approximately $55.0 million in net proceeds through a private placement of the 14% Senior Notes and 9% Convertible Notes and $10.0 million from sales of its 9% Preferred Stock.

Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which simplifies the method for computing earnings per share. Under the new requirements, primary earnings per share will be replaced with basic earnings per share. The statement, which will not impact the results of operations, financial position or cash flows of the Company, is effective for financial statements issued for periods ending after December 15, 1997 and will be adopted by the Company in the fourth quarter of 1997.



                        PART II. OTHER INFORMATION

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


                              USN COMMUNICATIONS, INC.


Date:  November 14, 1997      /s/ GERALD J. SWEAS
                              ---------------------------------------
                              Executive Vice President and
                                Chief Financial Officer
                              (Duly authorized officer and principal
                                 financial officer of the registrant)





                            INDEX TO EXHIBITS


                                                            SEQUENTIALLY
   EXHIBIT                                                    NUMBERED
   NUMBER             EXHIBIT DESCRIPTION                        PAGE

      11      Statement Regarding Computation of Per
                 Share Earnings                                   19
      27      Financial Data Schedule                             21