Form 10-Q/A
period 1997-09-30
USN COMMUNICATIONS INC
filed 1997-12-08
CIK 926134

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q/A

                           AMENDMENT NO. 1 TO

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

         The Registrant hereby amends and restates its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, filed with the Securities and Exchange Commission on November 14, 1997, to revise certain common stock information to reflect a stock dividend declared by the Company in the third quarter.



                      PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

USN COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS              September 30,     December 31,
SEPTEMBER 30, 1997 AND DECEMBER 31, 1996                1997              1996
                                                  --------------     -------------
                                                   (unaudited)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                      $ 117,943,711     $  60,818,478
    Accounts receivable, net                          15,445,860         3,004,408
    Prepaid expenses                                     271,430           187,051
    Other receivables                                    338,502           172,567
                                                   -------------     -------------
          Total current assets                       133,999,503        64,182,504

PROPERTY AND EQUIPMENT - Net                          12,604,307         3,507,350
OTHER ASSETS                                          32,553,221        10,362,438
                                                   -------------     -------------
TOTAL ASSETS                                       $ 179,157,031     $  78,052,292
                                                   =============     =============
LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND COMMON STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                               $  17,268,085     $   7,907,654
    Accrued expenses and other liabilities            11,315,296         3,176,762
    Capital lease obligations - current                  544,213           277,844
    Current maturities on notes payable                  121,874           386,522
                                                   -------------     -------------
          Total current liabilities                   29,249,468        11,748,782

14 5/8% Senior Discount Notes, net of
  Original Issue Discount                            101,830,062              --
14% Senior Discount Notes, net of
  Original Issue Discount                             34,579,844        31,242,614
9% Convertible Subordinated Notes, net
 of Original Issue Discount                           30,188,376        28,259,555
Capital lease obligations - noncurrent                   664,421           312,280
Notes payable                                             24,547            49,727
                                                   -------------     -------------
          Total liabilities                          196,536,718        71,612,958

REDEEMABLE PREFERRED STOCK:
    9% Cumulative Convertible Pay-In-Kind
       Preferred Stock: par value $1:
       30,000 shares authorized; 10,920
       and 10,000 shares outstanding at
       1997 and 1996                                      10,920            10,000
    9% Cumulative Convertible Pay-In-Kind
       Preferred Stock, Series A: par
       value $1: 150,000 shares authorized;
       30,209 shares outstanding at 1997                  30,209              --
    Accumulated unpaid dividends                         317,195           225,000
    Additional paid-in capital                        40,690,299         9,810,185
                                                   -------------     -------------
          Total redeemable preferred stock            41,048,623        10,045,185

COMMON STOCKHOLDERS' DEFICIT:

    Common stock: par value $.01: 30,000,000
      shares authorized; 7,222,511 and
      7,185,260 shares issued at 1997 and 1996            72,226            71,853
    Additional paid-in capital                        73,941,796        54,114,755
    Accumulated deficit                             (132,441,255)      (57,791,382)
    Common stock held in Treasury: 1997 and
      1996 - 10,000 shares                                (1,077)           (1,077)
                                                   -------------     -------------
          Total common stockholders' deficit         (58,428,310)       (3,605,851)
                                                   -------------     -------------

TOTAL LIABILITIES, REDEEMABLE PREFERRED
STOCK, AND COMMON STOCKHOLDERS' DEFICIT            $ 179,157,031     $  78,052,292
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
                                ===========  ===========   ===========   ===========   ============   ============   ============

See notes to consolidated financial statements




USN COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND YEAR ENDED DECEMBER 31, 1996

                                     Common         Additional       Accumulated      Common Stock        Total
                                     Stock           Paid-in           Deficit          Held In
                                                     Capital                            Treasury

BALANCE, JANUARY 1, 1996           $      31,374   $     254,718    $ (29,053,815)                    $ (28,767,723)

  Conversion of Series A and A-2
    Preferred Stock to Class A
    Common Stock                          26,763      47,835,253                                         47,862,016

  Issuance of 50,000 shares of
    common stock                             500           5,000                                              5,500

  Compensation grants of 220,000
    shares of common stock                 2,200          30,800                                             33,000

  Repricing of common stock               11,016         (11,016)

  Repurchase of 10,000 shares
    of common stock                                                                  $      (1,077)          (1,077)

  Issuance of stock warrants                           6,000,000                                          6,000,000

  Accumulated dividends on
    9% PIK preferred stock                                             (3,690,976)                       (3,690,976)

  Net loss                                                            (25,046,591)                      (25,046,591)
                                   -------------   -------------    -------------    -------------    -------------

BALANCE, DECEMBER 31, 1996                71,853      54,114,755      (57,791,382)          (1,077)      (3,605,851)

  Issuance of 37,251 shares of
    common stock                             373           3,723                                              4,096

  Issuance of stock warrants                          19,351,727                                         19,351,727

  Compensation expense on stock
    options                                              471,591                                            471,591

  Accumulated dividends on
    9% PIK preferred stock                                               (695,250)                         (695,250)

  Accumulated dividends on
    Series A 9% PIK preferred
    stock                                                                (317,195)                         (317,195)

  Net loss                                                            (73,637,428)                      (73,637,428)
                                   -------------   -------------    -------------    -------------    -------------

BALANCE, SEPTEMBER 30, 1997        $      72,226   $  73,941,796    $(132,441,255)   $      (1,077)   $ (58,428,310)
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

     In September 1997, the Board of Directors approved a nine-for-one dividend on the Class A Common Stock. Share and per share data and certain common stock information have been retroactively adjusted to reflect this stock dividend.

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


                              USN COMMUNICATIONS, INC.


Date:  December 8, 1997       /s/ GERALD J. SWEAS
                              ---------------------------------------
                              Executive Vice President and
                                Chief Financial Officer
                              (Duly authorized officer and principal
                                 financial officer of the registrant)





                            INDEX TO EXHIBITS


                                                            SEQUENTIALLY
   EXHIBIT                                                    NUMBERED
   NUMBER             EXHIBIT DESCRIPTION                        PAGE

      11      Statement Regarding Computation of Per
                 Share Earnings                                   22
      27      Financial Data Schedule                             24