Form 10-K405
period 1997-12-31
USN COMMUNICATIONS INC
filed 1998-03-31
CIK 926134

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[XFOR]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[_TRANSITION]REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ACT OF 1934

                       COMMISSION FILE NUMBER 333-16265

                               ----------------

                           USN COMMUNICATIONS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                               36-3947804
      (STATE OR OTHER JURISDICTION OF                   (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


    10 SOUTH RIVERSIDE PLAZA, SUITE 401,                    60606
             CHICAGO, ILLINOIS                           (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 906-3600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    Common Stock, par value $.01 per share

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $217,519,303 ON MARCH 27, 1998 (BASED ON THE CLOSING SALE PRICE ON THE NASDAQ NATIONAL MARKET ON MARCH 27, 1998). AT MARCH 30, 1998, THE REGISTRANT HAD ISSUED AND OUTSTANDING 22,072,371 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE.

                      DOCUMENTS INCORPORATED BY REFERENCE

               DOCUMENTS                         FORM 10-K REFERENCE

  Proxy Statement for the 1998 Annual
        Meeting of Stockholders
                                                Part III. Items 10-13

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

  This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements containing the words "believes," "anticipates," "expects" and words of similar import. All statements other than statements of historical fact included in this Form 10-K including, without limitation, certain statements under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein, regarding the Company are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations are disclosed in this Form 10-K, including, without limitation, in conjunction with the forward-looking statements in this Form 10-K. The Company does not intend to update these forward-looking statements.

                                    PART I

ITEM 1. BUSINESS

INTRODUCTION

  USN Communications, Inc. ("USN" or the "Company") is a Delaware corporation formed in April 1994. The Company is one of the fastest growing competitive local exchange carriers ("CLECs") in the United States. The Company offers a bundled package of telecommunications products, including local and long distance telephony, voicemail, paging, teleconferencing, "follow me," Internet access and other enhanced and value-added telecommunications services, tailored to meet the needs of its customers. The Company also offers wireless telephone service on a resale basis. The Company primarily focuses its marketing efforts on small and medium-sized businesses with telecommunications usage of less than $5,000 per month. The Company's strategy is to continue to increase its customer base by being more flexible, innovative and responsive to the needs of its target customers than the regional Bell operating companies ("RBOCs") and the first-tier interexchange carriers ("IXCs"), which have historically concentrated their sales and marketing efforts on residential and large business customers. The Company primarily differentiates itself with a value-based marketing strategy by providing an integrated, customized package of telecommunications services on a single bill and responsive customer care.

  The Company is presently selling service to customers in certain states in the Bell Atlantic Corporation ("Bell Atlantic") region (Massachusetts, New Hampshire, New York and Rhode Island), the entire Ameritech Corporation ("Ameritech") region (Illinois, Indiana, Ohio, Michigan and Wisconsin) and the State of Connecticut and is currently in negotiations to expand its bundled services offering throughout the 14-state Bell Atlantic region. Management anticipates implementing service in at least two additional states by the end of 1998.

  During 1997, the Company increased aggregate local access lines in service from 8,364 lines to 171,962 lines, including the provisioning of 55,371 lines in the fourth quarter. As of December 31, 1997, the Company had sold 191,069 local access lines, including 55,897 lines which were sold in the fourth quarter. Services are primarily marketed through a direct salesforce in 44 offices located in ten states. As part of its customer-focused product offering, the Company provides personalized customer service, 24 hours a day, 365 days per year, through its two regional customer care centers.

  On February 20, 1998, the Company completed its previously announced acquisition (the "Acquisition") of Hatten Communications Holding Company, Inc. ("Hatten Communications"), which conducts its business primarily through its wholly-owned subsidiary, Connecticut Telephone ("Connecticut Telephone"), for approximately $68.0 million, which included the repayment of approximately $14.0 million of indebtedness. Hatten Communications, through its wholly-owned subsidiaries, including Connecticut Telephone, is primarily a reseller of cellular and paging services. Connecticut Telephone currently provides cellular service to more than 65,000 subscribers and paging services to more than 16,000 subscribers in Connecticut. Connecticut Telephone operates through nine retail sales and service facilities throughout Connecticut and a direct sales force of over 40 persons.

SALES AND MARKETING

  The Company's customers include small and medium-sized businesses which principally have telecommunications usage of less than $5,000 per month. The Company believes that the RBOCs and large IXCs historically have chosen not to concentrate their sales and marketing efforts on this business segment, which the Company believes represents a significant portion of the telecommunications market. Through radio and newspaper advertising, as well as various marketing programs, the Company has sought to establish itself as a recognized brand name for its products and services emphasizing responsive customer support, competitive product and pricing packages and a targeted sales and marketing strategy. The Company had in excess of 17,000 customers as of December 31, 1997.

  The Company's services are currently sold through an approximately 485 member direct salesforce (including an approximately 40 member direct salesforce of Connecticut Telephone), located in 44 offices in

Connecticut, Illinois, Indiana, Massachusetts, Michigan, New Hampshire, New York, Ohio, Rhode Island and Wisconsin. The sales personnel make direct calls to prospective and existing customers to outline the range of services offered and discuss the benefits of the Company's integrated service offerings, enhanced customer care and potential savings. In addition, the Company has initiated an outbound telemarketing sales channel. The Company intends to further supplement its sales organization with indirect sales efforts in the future. The Company believes that its marketing approach will increase market coverage and reduce marketing and customer acquisition costs.

  The Company has recruited and continues to recruit a direct salesforce in each of the markets in which it operates. The Company primarily recruits salespeople with experience in selling competitive telecommunications services to businesses in the markets where they are based. The Company's salesforce is trained in-house with a rigorous customer-focused training program that promotes activity-based selling. The salesforce makes calls to prospective customers from potential customer modules created by acquiring business databases sorted by target characteristics (e.g. size of business and number of telephone lines). Salespeople are given an incentive through a commission structure, with a target of 50% of a salesperson's compensation based on such person's performance.

CUSTOMER CARE

  The Company maintains an emphasis on customer care to differentiate itself from its competitors and reduce churn. By providing each customer with an account representative, the Company is able to provide ongoing personalized contact to address the clients' needs. In addition, the Company has established 24-hour-per-day, 365-day-per-year, customer care centers to facilitate customer care and customer service requests. At the Company's customer care centers, customers' calls are answered by experienced customer care representatives, many of whom are cross-trained in the provisioning process. The Company believes that the superior customer service, face-to-face sales process and integrated service offering provide the Company with a competitive advantage over the existing local service providers.

MANAGEMENT INFORMATION SYSTEMS

  The Company is committed to the continued development and successful implementation of billing and customer care systems that provide accurate and timely information to both the Company and its customers. The proprietary electronic interfaces of the Company's management information systems for the provisioning of the Company's core local service offering to its customers have been developed in cooperation with Ameritech and Bell Atlantic. Provisioning of these services is accomplished through the Company's proprietary systems, which are designed to interface with the RBOCs' systems through a variety of delivery mechanisms. Provisioning of other services is coordinated through the relevant provider. The Company believes this method of development has been, and will continue to be a critical element to successfully providing telecommunications services and provides the Company with a competitive advantage, particularly in the case of local service where the RBOCs have an economic and strategic incentive to work with resellers that have sophisticated information systems that can electronically interface with the RBOCs' systems. The Company's experience in developing these systems allows it to offer services quickly in new markets. The customer care systems have been developed and continue to be enhanced in a client/server environment allowing for flexibility to accommodate an expanding customer base, efficient entry into new markets and rapid development of additional functionality.

  The Company's billing systems are designed to provide access to a broad range of information on individual customers, including their call volume, patterns of usage and billing history. This same information is used by the Company to identify customer trends and will allow for proactive support of the Company's marketing efforts.

  The Company currently outsources the rating, printing and mailing of customer bills. Since these functions require a high volume of processing in a limited time frame, the Company has determined that currently the most economical way to process bills is to outsource this function. The customer usage information for billing and the tables and procedures used in the rating of call records are maintained separately by the Company to manage the ongoing needs of each customer. Standard management reports are generated for every billing cycle.

VENDOR AGREEMENTS

 Introduction

  The Company has executed comprehensive local exchange resale agreements with Ameritech for the greater metropolitan Chicago area, Ohio and Michigan, and with Bell Atlantic for the State of New York. In addition, the Company has executed month to month resale agreements with Bell Atlantic for the States of Massachusetts, New Hampshire and Rhode Island and provides local service in other states on a month to month basis under applicable tariffs. The Company estimates, based on data compiled by the Federal Communications Commission ("FCC"), that the regions covered by the current comprehensive Ameritech and Bell Atlantic resale agreements include access to over 10 million business access lines. Management believes that the entire Bell Atlantic and Ameritech regions have approximately 20 million business access lines. The Company continuously evaluates opportunities to enter into agreements with additional RBOCs, long distance carriers and enhanced and other value-added service providers in order to aggressively build its customer base as well as to provide additional services to its existing customers while reducing costs.

  The Company currently has a long distance resale agreement with MCI Communications Corporation ("MCI"). Such agreement allows the Company to offer its customers integrated local and long distance telecommunications services. In addition, such agreement has allowed the Company to enter and establish itself as a telecommunications provider in strategically targeted markets prior to establishing a local exchange resale agreement.

 Ameritech Resale Agreements

  Pursuant to the Ameritech resale agreements, the Company purchases local exchange services at discounted rates based on a ten-year term. These agreements contain pricing protections designed to maintain the competitiveness of the Company's discounted rates and position the Company to purchase capacity at rates at least as favorable as those at which competitors may eventually negotiate a resale agreement. The level of discounts of the resold services provided under these agreements vary based on the state and the nature of services resold (i.e., access lines, local calls, toll calls or features).

  Services offered for resale include most of the telecommunications products and services engineered and provided by Ameritech, such as local exchange calling and attendant features including call waiting, call forwarding, caller ID and three-way calling. The rates for these services are filed with the public utilities commission of each respective state. The Company also has an agreement with Ameritech for the resale of certain non-tariffed services to its customers, including inside wire maintenance.

  The Ameritech resale agreements include a minimum commitment of resold access lines per region covered. The minimum commitment in Illinois is 150,000 business access lines and in Ohio and Michigan, 100,000 business access lines and 10,000 residential lines. The minimum commitment is not a limitation on the Company's overall ability to sell access lines at discounted rates. However, if the Company fails to meet its minimum commitment, the Company is subject to an underutilization charge equal to the number of unutilized lines multiplied by a fixed average business line rate. The measurement period of the minimum commitment does not commence, however, until the completion of an 18 month "ramp up" period which gives the Company the ability to build its customer base. In addition, the Ameritech resale agreements provide a "carryforward" provision designed to minimize the potential for any liability resulting from a failure to meet the minimum commitment by carrying forward underutilization amounts which may arise in the future.

  If the Company does not meet its minimum commitment by the end of the ten-year term with the benefit of the carryforward provision, the Company has the option to either pay a penalty based on the aggregate number of unutilized lines or subscribe on a monthly basis to an equivalent number of lines during the next three-year period. In the event the Company terminates any of the Ameritech resale agreements prior to their expiration, the Company is subject to a termination charge.

 Bell Atlantic Resale Agreement

  On July 9, 1996, the Company executed a resale agreement with Bell Atlantic to provide for the resale of local exchange services for the State of New York at discounted rates based on a ten-year term. The Bell Atlantic resale agreement contains pricing protections designed to maintain the competitiveness of discounted rates provided to the Company. Under the Bell Atlantic resale agreement, the Company receives the lowest rate and/or most favorable term provided to any reseller; however, if a lower rate is provided to a reseller committing to both a longer term and a greater volume commitment, the Company receives the lower rate but must negotiate with Bell Atlantic a reasonable transition to similar commitments. If the Company cannot successfully negotiate such a transition with Bell Atlantic, then the Company may be unable to maintain the lowest rate. The level of discounts of resold services varies based on the nature of the services. The Bell Atlantic resale agreement contains a minimum commitment of 100,000 business access lines. In the event the Company does not satisfy the minimum commitment after a trial period and ramp-up period, the Company is subject to an underutilization charge. However, the Bell Atlantic resale agreement also contains a carryforward provision designed to minimize the potential of an underutilization charge. The Company has also executed an interim resale agreement with Bell Atlantic for Massachusetts. This agreement does not contain a term and volume commitment, but was designed to allow the Company to begin reselling services in Massachusetts expeditiously in a manner consistent with state regulatory developments. Although there can be no assurance, it is expected that the Company and Bell Atlantic will enter into a long-term resale agreement for Massachusetts similar to the New York Bell Atlantic resale agreement.

 Long Distance Agreements

  The Company has an agreement with MCI pursuant to which MCI provides a wide range of long distance telecommunications services to the Company's customers. Services offered for resale from MCI include a variety of inbound, outbound, calling card and international services. In addition, the Company also resells teleconferencing, debit cards, branded operator services and private line services.

  The Company's long distance carrier agreement with MCI became effective August 1, 1996 and contains a 33-month term. It requires the Company to achieve certain monthly dollar targets in order to qualify for discounted rates on carrier services. The agreement provides for an annual commitment for each of the final two years of the contract term. If the Company does not meet its annual commitment during any annual period of the term, an underutilization charge shall apply in an amount equal to 15% of the difference between the committed amount and the actual usage. However, the Company may carry forward up to 10% of the initial annual commitment for a period of up to three months in the following annual period.

 Wireless, Enhanced and Other Value-Added Telecommunications Services

  The Company has agreements to offer cellular and paging services on a resale basis as well as other enhanced and value-added services such as Internet access, "follow me" services and a Windows-based teleconferencing product which allows the conference host to conduct a conference call using point and click graphics directly from a personal computer without having to make teleconference reservations.

COMPETITION

  The Company operates in a highly competitive environment and has no significant market share in any market in which it operates. The Company expects that competition will continue to intensify in the future due to regulatory changes, including the continued implementation of the Telecommunications Act of 1996 (the "Telecommunications Act"), and the increase in the size, resources and number of market participants. In each of its markets, the Company faces competition for local service from larger, better capitalized incumbent providers. Additionally, the long distance market is already significantly more competitive than the local exchange market, because the incumbent local exchange carriers ("ILECs"), including the RBOCs, have historically had a monopoly position within the local exchange market.

  In the local exchange market, the Company also faces competition or prospective competition from one or more CLECs, many of which have significantly greater financial resources than the Company, and from other competitive providers, including some non-facilities-based providers like the Company. For example, AT&T Corp. ("AT&T"), MCI and Sprint Corporation ("Sprint"), among other carriers, have each begun to offer local telecommunications services in major U.S. markets using their own facilities or by resale of the ILECs' or other providers' services. In fact, many competitors, including AT&T, MCI and Sprint, have entered into interconnection agreements with Ameritech and Bell Atlantic. These competitors either have begun or in the near future will likely begin offering local exchange service in those states where the Company conducts business, although the larger IXC competitors will be subject to the joint marketing restrictions under the Telecommunications Act. In addition to these long distance service providers, entities that currently offer or are potentially capable of offering switched services include CLECs, cable television companies, electric utilities, other long distance carriers, microwave carriers, wireless telephone system operators and large customers who build private networks. Many facilities-based CLECs and long distance carriers, for example, have committed substantial resources to building their networks or to purchasing CLECs or IXCs with complementary facilities. By building or purchasing a network or entering into interconnection agreements or resale agreements with ILECs, including RBOCs, a facilities-based provider can offer single source local and long distance services similar to those offered by the Company. Such additional alternatives may provide such competitors with greater flexibility and a lower cost structure than the Company. In addition, some of these CLECs and other facilities-based providers of local exchange service are acquiring or being acquired by IXCs. While certain of these combined entities, such as the entity to be formed by the proposed merger of WorldCom, Inc. and MCI, may continue to be subject to the joint marketing restrictions in the Telecommunications Act, others will not be subject to such restrictions. These entities may have resources far greater than those of the Company and may provide a bundled package of telecommunications products, including local and long distance telephony, that is in direct competition with the products offered by the Company.

  With respect to mobile wireless telephone system operators, the FCC has authorized cellular, personal communications service ("PCS") and other commercial mobile radio service ("CMRS") providers to offer wireless services to fixed locations, rather than just to mobile customers, in whatever capacity such CMRS providers choose. Previously, cellular providers could provide service to fixed locations only on an ancillary or incidental basis. This authority to provide fixed as well as mobile services will enable CMRS providers to offer wireless local loop service and other services to fixed locations (e.g., office and apartment buildings) in direct competition with the Company and other providers of traditional wireless telephone service. In addition, the FCC now classifies CMRS providers as telecommunications carriers, thus giving them the same rights to interconnection and reciprocal compensation under the Telecommunications Act as other non-local exchange carrier ("LEC") telecommunications carriers, including the Company.

  The Company will also face competition from other fixed wireless services, including Multichannel Multipoint Distribution Service ("MMDS"), 28 GHz Local Multipoint Distribution Service ("LMDS") and 38 GHz wireless communications systems, 2.8 GHz Wireless Communications Service ("WCS"), FCC Part 15 unlicensed wireless radio devices, and other services that use existing point-to-point wireless channels on other frequencies. In March 1998, the FCC completed an auction for LMDS licenses in all markets for the provision of high capacity, wide-area fixed wireless point-to-multipoint systems. The MMDS service, also known as "wireless cable," also currently competes for metropolitan wireless broadband services. At present, wireless cable licenses are used primarily for the distribution of video programming and have only a limited capability to provide two-way communications needed for wireless broadband telecommunications services, but there can be no assurance that this will continue to be the case. The FCC has initiated a proceeding to determine whether to provide wireless cable operators with greater technical flexibility to offer two-way services. The FCC also has indicated that it plans to propose rules for the issuance of licenses in the 24 GHz band for Digital Electronic Message Service ("DEMS"), which also is designed to offer high capacity, wide area fixed point-to-multipoint service, and many 24 GHz DEMS licenses have already been issued nationwide. Finally, the FCC has allocated a number of spectrum blocks for use by wireless devices that do not require site or network licensing. A number of vendors have developed such devices that may provide competition to the Company, in particular for certain low data-rate transmission services.

  In addition, the FCC has adopted rules to auction geographical area wide licenses for the operation of fixed wireless point-to-point and point-to-multipoint communications services in the 38 GHz band. The 38 GHz auction is expected to occur later in 1998. The Company also faces competition from entities which already offer, or are licensed to offer, 38 GHz services, such as Advanced Radio Telecommunications, Inc., WinStar Communications, Inc. and BizTel, Inc. The Company could also face competition in certain aspects of its existing and proposed businesses from competitors providing wireless services in other portions of the radio spectrum, such as CAI Wireless Systems Inc. a provider of wireless Internet access services, and CellularVision, a provider of wireless television services which, in the future, also may provide wireless Internet access and other local telecommunications services. In many instances, these providers hold licenses for other frequencies (such as 28
GHz) that enable them to provide comparable telecommunications services to those of the Company in geographic areas which encompass or overlap the Company's market areas. Additionally, some of these entities include among their stockholders major telecommunications entities. Due to the relative ease and speed of deployment of fixed wireless-based technologies, the Company could face intense price competition from these and other wireless-based service providers. The Company believes that additional entities having greater resources than the Company could acquire licenses to provide 38 GHz, MMDS, LMDS, WCS, DEMS or other fixed wireless services.

  Under the Telecommunications Act and related federal and state regulatory initiatives, barriers to local exchange competition are being removed. Section 271 of the Telecommunications Act prohibits an RBOC from providing long-distance service that originates (or in certain cases terminates) in one of its in-region states until the RBOC has satisfied certain statutory conditions in that state and has received the approval of the FCC. In particular, the availability of broad-based local resale and introduction of facilities-based local competition are required before the RBOCs may provide in-region interexchange long distance services. Also, the largest long distance carriers (AT&T, MCI, Sprint and any other carrier with 5% or more of the pre-subscribed access lines) are prevented under the Telecommunications Act from jointly marketing local services resold from an RBOC in a particular state with their long distance services until the earlier of (i) February 8, 1999 or (ii) the date on which the RBOC whose services are being resold obtains in-region long distance authority in that state. The RBOCs are currently allowed to offer certain in-region "incidental" long distance services (such as cellular, audio and visual programming and certain interactive storage and retrieval functions) and to offer virtually all out-of-region long distance services.

  The FCC to date has denied each application for Section 271 approval, including the application of Ameritech for in-region long distance authority in Michigan. The Company anticipates that a number of RBOCs, including Ameritech and Bell Atlantic, will file additional applications for in-region long distance authority in certain states in 1998. The FCC will have 90 days from the date an application for in-region long distance authority is filed to decide whether to grant or deny the application. Based on continuing legal challenges, the Company does not believe that any RBOC will provide in-region long distance services on a significant basis prior to 1999.

  Once the RBOCs are allowed to offer widespread in-region long distance services, both they and the largest IXCs will be in a position to offer single-source local and long distance services similar to those offered by the Company. On December 31, 1997, a United States District Court judge in Texas held unconstitutional certain sections of the Telecommunications Act, including Section 271. This decision would permit the three RBOCs that are parties in the case, including Bell Atlantic, immediately to begin offering widespread in-region long distance services.The District Court judge subsequently stayed this decision and the FCC and certain IXCs have filed appeals of the decision with the United States Court of Appeals for the Fifth Circuit. Unless the stay is continued or the decision is overturned on appeal, this decision could have a material adverse effect on the Company. Although there can be no assurance as to the outcome of this litigation, the Company believes that significant parts of the District Court decision may be reversed or vacated on appeal.

  While new business opportunities will be made available to the Company through the continued implementation of the Telecommunications Act and other federal and state regulatory initiatives, regulators are likely to provide the ILECs with an increased degree of flexibility with regard to pricing of their services as competition increases. Although the Ameritech and Bell Atlantic resale agreements contain certain pricing protections, including adjustments in the wholesale rates to be consistent with any changes in the Ameritech and Bell Atlantic retail rates, if the ILECs elect to lower their rates and sustain lower rates over time, this may adversely affect the revenues of the Company and place downward pressure on the rates the Company can charge. While the Ameritech and Bell Atlantic resale agreements ensure that the Company will receive any lower rate provided to any other reseller, under the Bell Atlantic resale agreement if such lower rate is provided to a reseller committing to both a longer term and a greater volume commitment, the Company receives the lower rate, but must negotiate with Bell Atlantic a reasonable transition to similar commitments. If the Company cannot successfully negotiate such a transition with Bell Atlantic, then the Company may be unable to maintain the lowest rate. The Company believes the effect of lower rates may be offset by the increased revenues available by offering new products and services to its target customers, but there can be no assurance that this will occur. In addition, if future regulatory decisions afford the LECs excessive pricing flexibility or other regulatory relief, such decisions could have a material adverse effect on the Company.

  Competition for the Company's products and services is based on price, quality, network reliability, service features and responsiveness to customer needs. While the Company believes that it currently has certain advantages relating to the timing, ubiquity and cost savings resulting from its resale agreements, there is no assurance that the Company will be able to maintain these advantages. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to the Company. Many of the Company's existing and potential competitors have financial, technical and other resources significantly greater than those of the Company. In addition, new FCC rules that went into effect in February 1998 will make it substantially easier for many non-U.S. telecommunications companies to enter the U.S. market, thus further increasing the number of competitors. The new rules will also give non-U.S. individuals and corporations greater ability to invest in U.S. telecommunications companies, thus increasing the financial and technical resources available to the Company and its existing and potential competitors.

GOVERNMENT REGULATION

  The Company is subject to varying degrees of federal, state, local and international regulation. In the United States, the Company's provision of local exchange services is regulated by the states. The Company must be separately certified in each state to offer local exchange services. No state, however, subjects the Company to price cap or rate-of-return regulation. FCC approval is required for the resale of international facilities and services. The FCC has determined that nondominant carriers, such as the Company, are required to file interstate tariffs on an ongoing basis, setting forth the Company's rates and operating procedures. Such tariffs can currently be modified on one day's notice. The FCC has issued regulations to eliminate this tariff filing requirement for all nondominant carriers, such as the Company and all other nondominant interexchange carriers (except possibly the RBOCs in certain circumstances). Various carriers have filed suit to overturn the FCC regulations, and the U.S. Court of Appeals for the D.C. Circuit has stayed the regulations pending its decision in that appeal, which is expected in the first half of 1998. The FCC has recently ruled that RBOCs providing out-of-region long distance service through separate subsidiaries from their local telephone operations qualify for nondominant treatment. Out-of-region RBOC services provided through unseparated entities, however, are subject to full dominant carrier regulation, including the requirement to submit cost support with tariffs and to file tariffs on at least 15 to 45 days' notice, depending on various factors. The FCC has indicated that RBOC in-region service, when authorized, will be subject to nondominant regulatory status.

  Legislation. On February 8, 1996, President Clinton signed into law the Telecommunications Act, comprehensive federal legislation affecting all aspects of the telecommunications industry. The Telecommunications Act establishes a national policy that promotes local exchange competition. The Telecommunications Act requires that local and state barriers to entry into the local exchange market be removed and establishes broad uniform standards under which the FCC and the state commissions are to implement local competition and co-carrier arrangements in the local exchange market. Under certain conditions and subject to reasonable exceptions, ILECs are now required to make available for resale to new entrants all services offered by the ILEC on a retail basis. The Telecommunications Act also imposes significant obligations on the RBOCs and other ILECs, including the obligation to interconnect their networks with the networks of competitors. Each ILEC is required not only to open its network but also to "unbundle" the network. The FCC issued regulations in August 1996 defining a minimum set of elements which must actually be unbundled, and each state may augment this list if it wishes. States have begun and, in a number of cases, completed regulatory proceedings to determine the pricing of these unbundled network elements and services, and the results of these proceedings will determine whether it is economically attractive to use these elements.

  The RBOCs have an added incentive to open their local exchange networks to facilities-based competition because Section 271 of the Telecommunications Act provides for the removal of the current ban on RBOC provision of in-region inter-LATA toll service and equipment manufacturing. This ban will be removed only after the RBOC demonstrates to the FCC, which must consult with the Department of Justice and the relevant state commissions, that the RBOC has
(1) met the requirements of the Telecommunications Act's 14-point competitive checklist and (2) entered into an approved interconnection agreement with one or more unaffiliated, facilities-based competitors in some portion of the state pursuant to which such competitors provide both business and residential service (or that by a date certain no such competitors have "requested" interconnection as defined in the Telecommunications Act). If the FCC determines that the RBOC's entry into in-region provision of long distance in that state is in the public interest and that the RBOC has met the 14-point checklist, it must authorize the RBOC to provide such services. RBOC in-region services must be provided through a separate subsidiary for three years, unless extended by the FCC. The FCC to date has denied each such application filed, including the application of Ameritech, the RBOC in five states where the Company operates, for in-region long distance authority in Michigan. The Company anticipates that a number of RBOCs, including Ameritech and Bell Atlantic, will file additional applications in 1998. Based on continuing legal challenges, the Company does not believe any RBOC will provide in-region long distance services on a significant basis prior to 1999.

  Under the 14-point competitive checklist, in order to obtain in-region long distance authority an RBOC must first demonstrate to the FCC, among other things, that, within a particular state, it offers competing LECs the following: interconnection as required under the Telecommunications Act; non-discriminatory access to unbundled network elements at just and reasonable rates; non-discriminatory access to its poles, ducts, conduits, and rights-of-way; unbundled local loop transmission, unbundled local transport and unbundled local switching; non-discriminatory access to 911 services; directory assistance, operator call completion services, and white pages directory listings for competing local carriers' customers; non-discriminatory access to call routing databases; number portability (i.e., the ability of a customer to keep the same telephone number when switching local telephone service providers); dialing parity (i.e., the ability of customers of one telephone service provider to call customers of other providers without dialing access codes); reciprocal compensation arrangements for the termination of calls between competing local networks; and the ability to resell its telecommunications services.

  SBC Communications Inc. filed a lawsuit in June 1997 challenging the constitutionality of Section 271 and seeking to have it declared void. On December 31, 1997, a United States District Court judge in Texas held unconstitutional certain sections of the Telecommunications Act, including
Section 271. This decision would permit the three RBOCs that are parties in the case, including Bell Atlantic, immediately to begin offering widespread in-region long-distance services. The District Court judge has granted the requests of the FCC and certain IXCs for a stay and the FCC and certain IXCs have filed appeals of the decision with the United States Court of Appeals for the Fifth Circuit. Unless the stay is continued or the decision is overturned on appeal, this decision could have a material adverse effect on the Company. Although there can be no assurance as to the outcome of this litigation, the Company believes that significant parts of the District Court decision may be reversed or vacated on appeal.

  The Telecommunications Act is intended to preempt state and local statutory and regulatory barriers to entry, thus accelerating the process of creating a competitive environment in all markets. This preemption of state laws barring local competition and the relaxation of regulatory restraints should enhance the Company's ability to expand its service offerings nationwide. At the same time, the Telecommunications Act will also substantially increase the competition the Company will face in its various markets.

  The Telecommunications Act permits the Company, as a telecommunications carrier with less than 5% of nationwide presubscribed access lines, to offer unrestricted single-source combined packages of local and long distance services. In contrast, AT&T, MCI and Sprint may not bundle in an RBOC's territory their local services resold from an RBOC and in-region long distance service until the earlier of (i) February 8, 1999 or (ii) the date the RBOC is authorized under Section 271 to enter the inter-LATA long distance market in that state.

  Federal Regulation. The Telecommunications Act in some sections is self-executing, but in most cases the FCC must issue regulations that identify specific requirements before the Company and its competitors can proceed to implement the changes the Telecommunications Act prescribes. The Company actively monitors all pertinent FCC proceedings and has participated in some of these proceedings. The FCC already has completed most of these rulemaking proceedings. The outcome of the various ongoing FCC rulemaking proceedings or judicial appeals of such proceedings could materially affect the Company's operations.

  In May 1997, the FCC issued new regulations regarding the implementation of the universal service program and the assessment of access charges on carriers retaining access to local exchange networks. Both the access charge and universal service regimes were substantially revised. As a result of these changes, the costs of business and multiple residential telephone lines are expected to increase. All telecommunications carriers, including the Company, that provide interstate or international services are required to contribute, on an equitable and nondiscriminatory basis, to the preservation and advancement of universal service pursuant to a universal funding service mechanism established by the FCC. In addition, the new regulations require a reseller, such as the Company, to begin contributing to the universal service programs for low-income consumers and high-cost, rural and insular areas on the basis of the reseller's interstate and international revenues. Several parties have appealed various parts of the new FCC rules, including the revenue basis on which contributions are determined. The FCC issues revised universal service contribution factors for each quarter. These vary slightly from quarter to quarter. As an example, in support of high-cost and low-income universal service programs during the first quarter of 1998, the FCC required carriers to contribute 3.19% of half of the revenues collected from their interstate and international services during the first half of 1997. In support of universal service programs for schools, libraries and rural health care institutions, the FCC required carriers to contribute 0.72% of half of the revenues collected from their intrastate, interstate and international services during the first half of 1997.

  The Telecommunications Act provides that individual state utility commissions can, consistent with FCC regulations, prohibit resellers from reselling a particular service to specific categories of customers to whom the ILEC does not offer that service at retail. In August 1996, the FCC issued detailed regulations providing that many such limitations are presumptively unreasonable and that states may enact such prohibitions on resale only in certain limited circumstances. In particular, the FCC concluded that while it would be permissible to prohibit the resale of certain residential or other subsidized services to end users that would be ineligible to receive such services directly from the LEC, all other "cross-class" selling restrictions, including those on volume discount and flat-rated offerings to business customers, would be presumed unreasonable. An ILEC may rebut this presumption, however, by demonstrating that the class restriction is reasonable and nondiscriminatory. The FCC also rejected claims by several ILECs to provide for several exceptions to the general resale obligation. For instance, it refused to create a general exception for all promotional or discounted offerings, including contract and customer-specific offerings. The FCC did, however, conclude that short-term promotional prices (i.e., those offered for 90 days or less) are not "retail rates" and thus are not subject to the wholesale rate obligation. ILECs may not offer consecutive 90-day promotions to avoid these resale obligations. Nonetheless, some RBOCs, including Ameritech and Bell Atlantic, still seek to restrict resale of certain services such as voice mail and contract or customer-specific offerings, thus forcing the Company to avoid resale of such items or to substitute vendors. USN anticipates that these restrictions will be set aside, thus enabling the Company a greater access to the RBOC services.

  The Telecommunications Act also provides that state commissions shall be given an opportunity to determine the wholesale rates for local telecommunications services (i.e., the rates charged by ILECs to resellers such as the Company) on the basis of retail rates less "avoided costs" (i.e., marketing, billing, collection and other administrative costs avoided by the ILEC when it sells at wholesale). In August 1996, the FCC issued detailed regulations establishing an interim default discount of 17% to 25%. Although this portion of the FCC's rules has been overturned on appeal (see below), in practice state commissions have generally adopted discount percentages that fall within the 17-25% default range.

  In August 1996, the FCC also issued regulations that, among other things, set minimum standards governing the terms and prices of interconnection and access to unbundled ILEC network elements. These regulations indirectly affect the price at which the Company's facilities-based competitors may ultimately provide service. The Telecommunications Act provides that state commissions shall determine the rates charged for such unbundled elements on the basis of cost plus a reasonable profit. The FCC declined to issue detailed regulations governing the relationship between these two pricing standards, leaving the interpretation and implementation of the two standards to the states. The Company is unable to predict the final form of such state regulation, or its potential impact on the Company or the local exchange market in general. At the same time, the FCC imposed minimum obligations regarding the duty of ILECs to negotiate interconnection or resale arrangements in good faith.

  A number of RBOCs, state regulatory commissions and other parties filed requests for reconsideration by the FCC of various parts of the rules announced by the FCC in August 1996, including those provisions (a) limiting competitors' ability to purchase for resale certain types of service that the RBOC is no longer marketing to new customers ("grandfathered services"), and
(b) establishing pricing methodologies and interim default rates for resold services and unbundled network elements. The FCC is conducting a proceeding to consider the various petitions for reconsideration, and a decision is expected in the first half of 1998. In addition, many of the same parties and certain other parties have filed court appeals challenging the same FCC rules. In July 1997, the Eighth Circuit Federal Court of Appeals struck down certain parts of the rules (including the provisions establishing pricing methodologies and default rates for resold services and unbundled network elements). The FCC, numerous IXCs and various other parties filed petitions for certiorari with the U.S. Supreme Court, which accepted the case for review on January 26, 1998. The Supreme Court is not expected to issue a decision before the end of 1998. Some of the same parties and certain other parties also have asked the FCC to reconsider these and other regulations implementing the Telecommunications Act. In October 1997, the Eighth Circuit issued an order clarifying that the RBOCs were not required to rebundle unbundled network elements that competing carriers had purchased separately. If upheld, this ruling would make it more difficult for the Company and its competitors to use rebundled unbundled network elements or the "UNE Platform" to enter and compete in the local exchange market. On January 22, 1998, the same court ruled that the FCC cannot apply its local competition pricing rules in reviewing applications of the RBOCs for authorization to provide long distance service that originates and certain long distance services that terminate in one of their in-region states. If upheld, this decision would make it somewhat easier for the RBOCs to enter the market for in-region long distance services and would make it more costly for facilities-based competitors to enter the local exchange market. The Company cannot predict the outcome of the FCC's reconsideration or the Supreme Court proceedings.

  In August 1997, the FCC issued rules transferring responsibility for administering and assigning local telephone numbers from the RBOCs and a few other LECs to a neutral entity in each geographic region in the

United States. This process is ongoing and should be completed by the end of 1998. In August 1996, the FCC issued new numbering regulations that (a) prohibit states from creating new area codes that could unfairly hinder LEC competitors (including the Company) by requiring their customers to use 10 digit dialing while existing ILEC customers use 7 digit dialing, and (b) prohibit ILECs (which are still administering central office numbers pending selection of the neutral administrator) from charging "code opening" fees to competitors (such as the Company) unless they charge the same fee to all carriers including themselves. In addition, each carrier is required to contribute to the cost of numbering administration through a formula based on net telecommunications revenues. In July 1996, the FCC released rules to permit both residential and business consumers to retain their telephone numbers when switching from one local service provider to another (known as "number portability"). RBOCs have begun to implement number portability in the top 100 markets, and are required to complete it by December 31, 1998. In smaller markets, RBOCs must implement number portability within six months of a request therefore commencing December 31, 1998. Non-RBOC LECs are not required to implement number portability in additional markets until December 31, 1998 and then only in markets where the feature is requested by another LEC. The Company already offers number portability, as it provides local service obtained from the incumbent RBOCS. This allows customers to switch to the Company's services and still retain their existing telephone numbers.

  The FCC has authorized cellular and other CMRS providers to provide for other wireless services to fixed locations (rather than to mobile customers), including offering wireless local loop service, in whatever capacity such provider determines. Previously, many CMRS providers could provide fixed services on only an ancillary or incidental basis. The FCC regulations classify CMRS providers as telecommunications carriers, thus giving them the same rights to interconnection and reciprocal compensation under the Telecommunications Act as other non-LEC telecommunications carriers, including the Company.

  State Regulation. Historically, certain of the Company's resold local and long distance services have been classified as intrastate and therefore subject to state regulation. As its local service business and product lines have expanded, the Company has offered more intrastate service and become increasingly subject to state regulation. The Telecommunications Act maintains the authority of individual state utility commissions to impose their own regulation of local exchange services except as expressly provided in the Telecommunications Act. In all states where certification is required, the Company's operating subsidiaries are certificated as common carriers. In all states, the Company believes that it operates with the appropriate state regulatory authorization. The Company currently is authorized to provide intrastate toll or a combination of local and intrastate toll service in more than 40 states. These authorizations vary in the scope of the intrastate services permitted.

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

EMPLOYEES

  As of March 30, 1998, the Company employed approximately 1,430 people, which includes approximately 180 employees added due to the Acquisition. The Company's employees are not unionized, and the Company believes its relations with its employees are good. In connection with its marketing and sales efforts and the conduct of its other business operations, the Company uses third party contractors, some of whose employees may be represented by unions or collective bargaining agreements. The Company believes that its success will depend in part on its ability to attract and retain highly qualified employees.

ITEM 2. PROPERTIES

  The Company leases 44 facilities, principally sales facilities, in the metropolitan areas of Boston, Massachusetts, Chicago, Illinois, Detroit, Michigan, Cleveland and Columbus, Ohio and New York, New York, as well as in a number of areas surrounding such cities and in other significant urban areas in Michigan, New York, Ohio, Connecticut, Wisconsin, Indiana, New Hampshire and Rhode Island. The Company maintains its corporate headquarters in Chicago, Illinois. Although the Company's facilities are adequate at this time, the Company believes that it will be required to lease additional facilities, particularly in new metropolitan areas where the Company enters into RBOC resale agreements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

  None.

                      EXECUTIVE OFFICERS OF THE COMPANY.

  Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the 1998 Annual Meeting.

  The following is a list of names and ages of all of the executive officers of the Company indicating current positions and offices with the Company held by each such person. All such persons have been elected by, and hold office at the pleasure of, the Board of Directors. No person other than those listed below has been chosen to become an executive officer of the Company.

                           AGE AS OF                                  EXECUTIVE
                           MARCH 15,           OFFICES AND             OFFICER
      NAME                   1998             POSITIONS HELD            SINCE
      ----                 ---------          --------------          ---------
J. Thomas Elliott.........     51    Chairman of the Board,             1995
                                     President, Chief Executive
                                     Officer and Director
Dennis B. Dundon..........     53    Chief Operating Officer            1997
Ronald W. Gavillet........     38    Executive Vice President,          1994
                                     Strategy & External Affairs
Gerald J. Sweas...........     50    Executive Vice President and       1996
                                     Chief Financial Officer
Ryan Mullaney.............     41    Executive Vice President, Sales    1996
                                     and Marketing
Steven J. Parrish.........     42    Executive Vice President,          1996
                                     Operations
Thomas A. Monson..........     37    Vice President, General Counsel    1997
                                     and Secretary
Thad J. Pellino...........     36    Vice President, Business           1995
                                     Assurance and Analysis
Neil A. Bethke............     37    Vice President, Information        1996
                                     Systems
Ellen C. Craig............     59    Vice President, Regulatory         1997
                                     Affairs
Lane Foster...............     53    Vice President, Human Resources    1997
                                     and Organizational Development

  Other information relating to the directors and executive officers of the Company will be set forth in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART II

ITEM5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock, par value $.01 per share, began trading on the Nasdaq National Market on February 4, 1998 under the symbol "USNC." The high and low closing sales prices for the Common Stock from February 4, 1998 through March 27, 1998, as reported on the Nasdaq National Market, were $23.00 and $16.00, respectively. On March 27, 1998, the last reported sales price of the Common Stock, as reported on the Nasdaq National Market, was $18 1/8 per share. There were approximately 45 holders of record on such date.

  The Company has never declared or paid any cash dividends on its Common Stock. In addition, under the terms of the indentures governing the Company's 14% Senior Discount Notes due 2003 (the "14% Senior Notes") and the Company's 14 5/8% Senior Discount Notes due 2004 (the "14 5/8% Senior Notes"), the Company may not declare any dividend or make any distribution on any of its capital stock (other than dividends, distributions or payments made solely in nonredeemable capital stock of the Company) unless certain financial conditions are satisfied and no default under such indenture has occurred or shall occur as a consequence thereof.

RECENT SALES OF UNREGISTERED SECURITIES

  (1) On August 18, 1997, the Registrant sold to Merrill Lynch, Pierce, Fenner & Smith Incorporated and Donaldson Lufkin & Jenrette Securities Corporation 152,725 units (the "1997 Private Placement"), each consisting of $1,000 aggregate principal amount at maturity of 14 5/8% Senior Notes and ten warrants, each warrant entitling the holder to purchase .134484 shares of Common Stock (on a pre-split basis), subject to adjustment under certain circumstances for an aggregate purchase price of $100 million. In connection with this sale, Merrill Lynch, Pierce, Fenner & Smith Incorporated received approximately $2.3 million in commissions and Donaldson, Lufkin & Jenrette Securities Corporation received approximately $1.2 million in commissions. These securities were immediately resold to certain institutional investors pursuant to Rule 144A of the Securities Act.

  (2) On August 18, 1997, Chase Venture Capital Associates, L.P., CIBC Wood Gundy Ventures, Inc., Northwood Capital Partners LLC, Northwood Ventures, BT Capital Partners, Inc., HarbourVest Venture Partners V-Direct Fund L.P. and Prime VIII, L.P. purchased, in the aggregate, 30,209 shares of 9.0% Cumulative Convertible Pay-In-Kind Preferred Stock, Series A (the "Series A Preferred Stock"), for an aggregate purchase price of $30.2 million. The shares of Series A Preferred Stock were not registered under the Securities Act on the basis that it was a transaction by an issuer not involving any public offering, in accordance with Section 4(2) under the Securities Act.

  (3) On August 25, 1997, the Registrant issued to Merrill Lynch Global Association Fund, Inc. and Merrill Lynch Equity/Convertible Series (collectively, "MLAM"), warrants to purchase an aggregate of 145,160 shares of Common Stock at an exercise price of $.01 per share for no cash consideration. The warrants were issued in exchange for MLAM's consent, as the holder of all of the 14% Senior Notes and the 9% Convertible Subordinated Notes due 2004 (the "Convertible Notes"), to allow the Company to consummate the 1997 Private Placement. The shares of Common Stock were not registered under the Securities Act on the basis that it was a transaction not involving any public offering, in accordance with Section 4(2) under the Securities Act.

  (4) On October 17, 1997, Fidelity Communications International, Inc. and Fidelity Investors Limited Partnership purchased, in the aggregate, 15,000 shares of Series A Preferred Stock, for an aggregate purchase price of $15 million. The shares of Series A Preferred Stock were not registered under the Securities Act on the basis that it was a transaction by an issuer not involving any public offering, in accordance with Section 4(2) under the Securities Act.

  (5) On January 13, 1998, MLAM purchased approximately $13.0 million aggregate principal at maturity of 9% Consent Convertible Subordinated Notes due 2006 (the "Consent Notes") for an aggregate purchase price of $10.0 million. The Consent Notes were not registered under the Securities Act on the basis that it was a transaction by an issuer not involving any public offering, in accordance with Section 4(2) under the Securities Act.

  (6) On February 9, 1998, concurrent with the consummation of the Company's initial public offering, all outstanding shares of Series A Preferred Stock and 9% Cumulative Convertible Pay-In-Kind Preferred Stock were converted into 6,130,175 shares of Common Stock. The shares of Common Stock were not registered under the Securities act pursuant to the exemption from registration set forth in section 3(a)(9) of the Securities Act.

  (7) On March 13, 1998, MLAM exchanged $31.5 million aggregate principal amount at maturity of 14% Senior Notes for $33.6 million aggregate principal amount at maturity of 14 5/8% Senior Notes. The 14 5/8% Senior Notes were not registered in reliance upon the exemption from registration set forth in
Section 3(a)(9) of the Securities Act.

ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING DATA
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  The following table presents selected historical consolidated financial data for the periods from inception of the Company in April 1994 to December 31, 1994 and for the fiscal years ended December 31, 1995, 1996 and 1997. The selected financial data has been derived from consolidated financial statements of the Company. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements, including the notes thereto, of the Company appearing elsewhere in this report.

                                                      FISCAL YEAR ENDED
                                   INCEPTION TO         DECEMBER 31,
                                   DECEMBER 31, -------------------------------
                                       1994       1995       1996       1997
                                   ------------ ---------  ---------  ---------
STATEMENT OF OPERATIONS DATA:
 Net service revenue.............   $   1,737   $   7,884  $   9,814  $  47,200
 Cost of services................       1,455       9,076      9,256     41,272
                                    ---------   ---------  ---------  ---------
 Gross margin....................         282      (1,192)       558      5,928
 Sales and marketing expense.....       2,869       5,867     12,612     62,375
 General and administrative
  expense........................       4,686      11,100     20,665     41,538
 Interest expense................          26         734      1,797     15,333
 Interest and other income (1)...         152         646      9,469      3,426
 Minority interest...............         --          150        --         --
                                    ---------   ---------  ---------  ---------
 Net loss........................   $  (7,147)  $ (18,097) $ (25,047) $(109,892)
                                    =========   =========  =========  =========
 Accumulated preferred dividends.   $     707   $   3,103  $   3,691  $   2,211
 Net loss to common shareholders.   $  (7,854)  $ (21,200) $ (28,738) $(112,103)
 Net loss per common share--basic
  and diluted....................   $   (6.56)  $   (7.01) $   (5.65) $  (15.55)
 Weighted average shares
  outstanding....................   1,196,780   3,025,200  5,082,028  7,206,886
OTHER DATA:
 EBITDA (2)......................   $  (7,087)  $ (15,901) $ (30,390) $ (94,413)
 Cash flows from operating
  activities.....................      (6,141)    (14,247)   (23,910)   (96,009)
 Cash flows from investing
  activities.....................      (1,708)     (2,556)     7,274    (16,101)
 Cash flows from financing
  activities.....................      13,828      24,589     63,689    138,745
 Depreciation and amortization...         186       2,258      2,329      3,572
 Capital expenditures............       1,728       1,740      2,259     15,201
 Ratio of earnings to fixed
  charges (3)....................         --          --         --         --
                                                  DECEMBER 31,
                                   --------------------------------------------
                                       1994       1995       1996       1997
                                   ------------ ---------  ---------  ---------
BALANCE SHEET DATA:
 Cash and cash equivalents.......   $   5,979   $  13,766  $  60,818  $  87,454
 Total assets....................      12,747      20,471     78,052    171,200
 Long-term debt (net of current
  maturities)....................       3,176         518     59,864    172,700
 Redeemable preferred stock......      15,306      44,396     10,045     57,277
 Common stockholders' deficit....      (7,830)    (28,768)    (3,606)   (87,000)

--------
(1) Interest and other income for the year ended December 31, 1996 includes a gain of $8.1 million realized on the sale of the Company's network facilities in Ohio.
(2) EBITDA consists of operating income (loss) before depreciation and amortization. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, EBITDA is a measure commonly used in the telecommunications industry and is presented to assist in understanding the Company's operating results and as a tool for measuring the ability of the Company to service its debt. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. See the Consolidated Statements of Cash Flows of the Company and the related notes to the Consolidated Financial Statements thereto included herein.
(3) The ratio of earnings to fixed charges is computed by dividing pretax income (loss) from operations before interest charges by interest expense. Earnings were insufficient to cover fixed charges for the periods ended December 31, 1994, 1995, 1996 and 1997 by $7.1 million, $17.4 million,
    $23.2 million and $94.6 million, respectively.

ITEM7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       OF OPERATIONS

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

  The Company negotiated for the first total service resale agreement with Ameritech for local services, which was signed in November 1995, and negotiated with NYNEX for a comprehensive local resale agreement which was signed in July 1996. The Company also consummated various other agreements in 1996 with certain carriers for the resale of long distance and enhanced and other value-added services. The Company commenced the marketing and provisioning of services under those agreements during the latter half of 1996. Although management believes that its current strategy will have a positive effect on the Company's results of operations over the long-term, through an increase in its customer base and product offerings, this strategy is expected to have a negative effect on the Company's results of operations over the short-term. The Company anticipates losses and negative cash flow for the foreseeable future, attributable in part to significant investments in operating, sales, marketing, management information systems and general and administrative expenses. To date, the Company's growth, including capital expenditures, has been funded primarily by the capital contributions, sales of preferred stock and by the proceeds from the private placement or public offering of debt and equity securities.

  In connection with the 1997 Private Placement, MLAM, the current beneficial holders of all of the 14% Senior Notes and the 9% Convertible Subordinated Notes due 2003 (the "Convertible Notes") consented (the "Consent") to the amendment of the indentures with respect to the Senior Notes and the Convertible Notes to allow the Company to consummate the 1997 Private Placement. In connection with the Consent, the Company paid a consent fee to MLAM consisting of warrants to purchase 145,160 shares of Common Stock, at an exercise price of $.01 per share. The Company also granted to MLAM an option to purchase the Consent Notes, which have terms substantially similar to the Convertible Notes, for an aggregate purchase price of $10.0 million. The Consent Notes were issued on January 13, 1998. Additionally, the Company has granted to holders of the 14% Senior Notes an option, for a specified period of time, to exchange all, or a portion, of the 14% Senior Notes for 14 5/8% Senior Notes having an accreted value equal to the accreted value of such 14% Senior Notes at the time of such exchange. On March 13, 1998, MLAM exchanged $31.5 million aggregate principal amount at maturity of 14% Senior Notes for $33.6 million aggregate principal amount at maturity of 14 5/8% Senior Notes.

  On February 20, 1998, the Company completed its previously announced acquisition of Hatten Communications for approximately $68.0 million, which included the repayment of approximately $14.0 million of existing indebtedness. See "Business--Introduction."

  The Company's net service revenue consists primarily of sales revenue from telecommunications resale services net of certain adjustments, including unbillable call records. The Company bills its subscribers for local, long distance and other service usage based on the type of service utilized, the number, time and duration of calls, the geographic location of the terminating phone numbers and the applicable rate plan in effect at the time of the call.

  Cost of services includes the cost of local, long distance and other services charged by carriers for recurring charges, per minute usage charges and feature charges, as well as the cost of fixed facilities for dedicated services and special regional calling plans.

  Sales and marketing expense consists of the costs of providing sales and other support services for customers including salaries of salesforce personnel. General and administrative expense consists of the costs of the billing and information systems and personnel required to support the Company's operations and growth as well as bad debts, customer allowances and all amortization expenses. Depreciation is allocated throughout sales, marketing, general and administrative expense based on asset ownership.

  The Company has experienced significant growth in the past and, depending on the extent of its future growth, may experience significant strain on its management, personnel and information systems. To accommodate this growth, the Company will continue to implement and improve operational, financial and management information systems. In an effort to support its growth, the Company added several senior management positions and over 250 employees in 1996 and over 600 employees in 1997. Also, the Company is implementing new information systems that will provide improved recordkeeping for customer information and management of uncollectible accounts and fraud control.

  The significant growth experienced by the Company over the past 18 months has strained the capabilities of the Company's internal billing systems and those of the Company's outside billing vendor. As a result, the Company has experienced deficiencies in accurately billing its customers in a timely manner and instances of toll fraud. Due to these factors, the Company recorded a charge of $2.8 million in the third quarter of 1997. In response to these events, the Company is in the process of strengthening its revenue assurance and margin utilization systems and operating controls. Gross margins were lower than originally anticipated for 1997, and bad debt provisions and customer allowances as a percentage of revenue will be higher for the foreseeable future than previously expected, since some billings from carriers may not be billed to customers.

  As a result of evaluating the capabilities of the Company's two billing vendors to support the anticipated growth of the Company, a decision was made to transition to a single vendor that has the strongest current capabilities and the best potential to support the expansion and related increased number of customers and access lines of the Company. The Company selected the billing vendor that has supported its sales pursuant to the Bell Atlantic resale agreement for the past two years. The transition to a single vendor was completed during the fourth quarter of 1997. Connecticut Telephone continues to use a separate vendor for its billing services.

RESULTS OF OPERATIONS

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  Net service revenue increased to $47.2 million for the year ended December 31, 1997 from $9.8 million for the year ended December 31, 1996. The cumulative number of local access lines sold as of December 31, 1997 was 191,069 compared to 10,283 lines sold as of December 31, 1996. The cumulative number of local access lines provisioned as of December 31, 1997 was 171,962 compared to 8,364 lines provisioned as of December 31, 1996. The substantial increases in net service revenue and local access lines were due primarily to the significant change in the Company's business strategy and the corresponding deployment of a large direct sales organization commencing in August 1996. This business strategy change has resulted in an approximately ten-fold increase in the subscriber base in the Company's geographic markets (from approximately 1,700 customers at the end of 1996 to approximately 17,000 customers at the end of 1997).

  Gross profit of $5.9 million for the year ended December 31, 1997 improved from $0.6 million for the year ended December 31, 1996. Due to the significant change in the Company's business strategy and corresponding change in cost structure from the original facilities-based business, the year to year gross margins are not comparable. Gross margins steadily improved in each quarter of 1997, from 9.2% in the second quarter to 11.9% in the third quarter and 14.4% in the fourth quarter. Consolidated gross margins are expected to continue to improve each quarter primarily as revenue assurance and margin utilization systems and operating controls are being strengthened and as the mix of revenues from higher margin products increases and the mix of revenue from lower margin legacy products decreases. In addition, the Company will continue to attempt to negotiate more favorable terms with its carriers.

  Sales and marketing expenses increased $49.8 million from $12.6 million for the year ended December 31, 1996 to $62.4 million for the year ended December 31, 1997. The increase was due primarily to the substantial increase in the number of sales and marketing employees from approximately 300 at the end of 1996 to approximately 700 at the end of 1997. The higher headcount resulted in increases to salaries and benefits of $30.7 million, facilities related costs of $6.6 million, training and travel and entertainment costs of $5.3 million and recruitment costs of $2.7 million. Additionally, advertising and promotional costs increased $4.4 million due to product launches in the Company's target markets.

  General and administrative expenses increased $20.8 million to $41.5 million for the year ended December 31, 1997 versus $20.7 million for the year ended December 31, 1996. The increase was due primarily to the substantial increase in the number of operations and administrative employees from approximately 160 at the end of 1996 to approximately 380 at the end of 1997. The higher headcount resulted in increases to salaries and benefits of $9.6 million and facilities related costs of $3.2 million. Fees paid to consultants and other professionals increased over $2.9 million, primarily relating to the development and expansion of the Company's customer service, billing and information systems and facilities. Billing processing costs increased approximately $2.4 million due to the corresponding increase in revenue.

  Interest and other income decreased to $3.4 million for the year ended December 31, 1997 from $9.5 million for the year ended December 31, 1996 due primarily to an $8.1 million non-recurring gain on the sale of the Company's network facilities in Ohio in February 1996 which was somewhat offset by additional interest income earned on the higher average cash balance in 1997.

  Interest expense increased to $15.3 million for the year ended December 31, 1997 from $1.8 million for the year ended December 31, 1996. This increase was due primarily to interest expense attributable to the 14% Senior Notes and Convertible Notes issued in September 1996 and the 14 5/8% Senior Notes issued in August 1997.

  As a result of the factors described above, the Company's net loss increased to $109.9 million for the year ended December 31, 1997 from $25.0 million for the year ended December 31, 1996.

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

  Gross margin of $0.6 million for the year ended December 31, 1996 improved from the negative margin of $1.2 million for the year ended December 31, 1995 due primarily to the elimination of fixed costs upon the sale of the network facilities in Ohio and a $1.4 million sales and related margin adjustment for 1995 revenue purportedly not billed by NYNEX Corporation to the Company's customers under a then existing billing and collection agreement.

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

  Interest and other income increased to $9.5 million for the year ended December 31, 1996 from $646,000 for the year ended December 31, 1995 due primarily to an $8.1 million non-recurring gain on the sale of the Company's network facilities in Ohio in February 1996.

  Interest expense increased to $1.8 million for the year ended December 31, 1996 from $734,000 for the year ended December 31, 1995. This increase was due primarily to interest expense attributable to the 14% Senior Notes and Convertible Notes issued in September 1996, which are described in more detail under the caption "Liquidity and Capital Resources."

  As a result of the factors described above, the Company's net loss increased to $25.1 million for the year ended December 31, 1996 from $18.1 million for the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

  Since inception, the Company funded its operations primarily through proceeds from the issuance of debt and equity securities. As of December 31, 1997, the Company had cash and cash equivalents of $87.5 million and working capital of $92.8 million. The Company's operating activities utilized cash of approximately $96.0 million for the year ended December 31, 1997, $23.9 million for the year ended December 31, 1996 and $14.2 million for the year ended December 31, 1995.

  The Company's investing activities in 1997 have consisted primarily of property and equipment purchases of $15.2 million for the year ended December 31, 1997, primarily related to development of systems infrastructure and sales office expansion in several of the Company's target markets. In 1998, the Company anticipates substantial additional capital expenditures, a substantial portion of which relates to investments in information technology to support the growth of the customer base with more robust provisioning, billing and customer care systems. In 1996, the Company's investing activities consisted of $9.5 million in proceeds received in February 1996 from the December 1995 sale of facilities in Ohio, partially offset by capital expenditures of $2.3 million for the buildout of new office space. In 1995, capital expenditures amounted to $1.7 million and were primarily for fiber optic rings, leasehold improvements and furniture in Ohio that were sold in February 1996.

  The Company's financing activities generated $138.7 million for the year ended December 31, 1997. In August 1997, the Company raised $30.2 million through the sale of its Series A Preferred Stock and $96.5 million of net proceeds through the 1997 Private Placement. Additionally, in October 1997, the Company issued and sold Series A Preferred Stock for an aggregate purchase price of $15.0 million.

  In February 1998, the Company issued and sold 8,600,000 shares of Common Stock (of which 600,000 shares were sold pursuant to the underwriters' over-allotment options) in its initial public offering for net proceeds of approximately $127.0 million. In connection with the Company's initial public offering, all of the Company's outstanding 9% Preferred Stock and Series A Preferred Stock, including dividends accrued through the conversion date, were converted into 6,130,175 shares of Common Stock. In March 1998, the Company issued and sold 28,861 additional shares solely to cover underwriters' over-allotment options for net proceeds of

$0.4 million. $68.0 million of the net proceeds of the initial public offering were used to finance the Acquisition, including the purchase of the outstanding capital stock of Hatten Communications, the repayment of indebtedness and the payment of certain fees and expenses related to the Acquisition. Assuming that these transactions had occurred at December 31, 1997, the pro forma cash balance and common stockholders' equity at December 31, 1997 would have been approximately $156.2 million and approximately $97.3 million, respectively. As a result of these transactions the Company's management believes that there are sufficient capital resources available to maintain operations throughout 1998.

  The Company's financing activities generated $63.7 for the year ended December 31, 1996. In September 1996, the Company raised $10.0 million through the sale to the original purchasers of its 9% Preferred Stock. Also in September 1996, the Company raised approximately $55.0 million, net of issuance costs, through the sale to Merrill Lynch Global Allocation Fund, Inc. of (i) 48,500 Units consisting of $48.5 million in aggregate principal amount at maturity of 14% Senior Discount Notes and warrants to purchase Common Stock, and (ii) $36.0 million in aggregate principal amount at maturity of Convertible Notes. The aggregate purchase price of the Units was $30.2 million, and the aggregate purchase price of the Convertible Notes was $27.6 million. In 1995 the Company's financing activities consisted primarily of raising capital in the form of equity investments from venture capital organizations. During 1995 the Company raised $26.3 million, net of issuance costs. In 1995, the Company also assumed notes payable to investors in the Quest Acquisition.

  The Company incurred net losses of $109.9 million, $25.0 million and $18.1 million in 1997, 1996 and 1995, respectively. Accordingly, no provision for current federal or state income taxes has been made to the financial statements. At December 31, 1997, the Company and its subsidiaries had net operating loss carry-forwards for Federal income tax purposes of approximately $151.7 million. The ability of the Company or the Company's subsidiaries, as the case may be, to utilize their net operating loss carry-forwards to offset future taxable income may be subject to certain limitations contained in the Internal Revenue Code of 1986, as amended (the "Code"). These operating losses begin to expire in 2009 for Federal income tax purposes. Of the net operating loss carry-forwards remaining at December 31, 1997, $12.3 million can be applied only against future taxable income of the Company's subsidiary USN Communications Northeast, Inc.

YEAR 2000

  The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  The Company invests in and develops computer programs used for its administrative and financial systems operations with a view towards Year 2000 compliance. Furthermore, the Company has assessed, and continues to assess, compliance of its existing computer programs. At this time, management believes that any costs associated with achieving Year 2000 compliance will not be material to the business, operations or financial condition of the Company.

  In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

INFLATION

  Management believes that inflation has not had a material effect on the Company's results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" and, in 1998, Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." The statements, which will not impact the results of operations, financial position or cash flows of the Company, are effective for financial statements issued for fiscal years beginning after December 15, 1997 and will be adopted by the Company in 1998.

ITEM8.FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

  The financial statements required by this Item are set forth on pages F-1 through F-19.

ITEM9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURES

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

  For information with respect to the executive officers of the Company see "Executive Officers of the Company" on page 13 of this Report. For information with respect to the directors of the Company see "Election of Directors" in the Proxy Statement for the 1998 Annual Meeting of Stockholders, which is incorporated herein by reference. Certain additional information required by this Item is set forth in the Proxy Statement for the 1998 Annual Meeting of Stockholders, which is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by this Item is set forth in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this Item is set forth in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item is set forth in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 10-K

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

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  3.1    Amended and Restated Certificate of Incorporation of the Registrant.
         (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-38381).)
  3.3    Amended and Restated Bylaws of the Registrant. (Incorporated by
         reference to the Registrant's Registration Statement on Form S-1 (File
         No. 333-38381).)
  4.1    Indenture, dated as of August 15, 1997, by and between the Registrant and Harris Trust and Savings Bank, as Trustee, for the Registrant's 14
         5/8% Senior Discount Notes due 2004 (the "14 5/8% Senior Note
         Indenture"). (Incorporated by reference to the Registrant's
         Registration Statement on Form S-4 (File No. 333-37621).)
  4.2*   Supplemental Indenture No. 1, dated March 5, 1998, by and between the
         Registrant and Harris Trust and Savings Bank, as Trustee, to the 14
         5/8% Senior Note Indenture.
  4.3    Indenture, dated as of September 30, 1996, by and between the
         Registrant and Harris Trust and Savings Bank, as Trustee, for the
         Registrant's 9% Convertible Subordinated Discount Notes due 2004 (the
         "Convertible Note Indenture"). (Incorporated by reference to the
         Registrant's Registration Statement on Form S-4 (File No. 333-16265).)
  4.4    Supplemental Indenture No. 1, dated as of August 12, 1997, by and between the Registrant and the Trustee, to the Convertible Note
         Indenture. (Incorporated by reference to the Registrant's Registration
         Statement on Form S-4 (File No. 333-37621).)
  4.5*   Supplemental Indenture No. 2, dated March 5, 1998, by and between the
         Registrant and Harris Trust and Savings Bank, as Trustee, to the
         Convertible Note Indenture.
  4.6    Indenture, dated as of September 30, 1996, by and between the
         Registrant and Harris Trust and Savings Bank, as Trustee, for the
         Registrant's 14% Senior Discount Notes due 2003 (the "14% Senior Note
         Indenture"). (Incorporated by reference to the Registrant's
         Registration Statement on Form S-4 (File No. 333-16265).)
  4.7    Supplemental Indenture, dated as of March 17, 1997, by and between the
         Registrant and the Trustee, to the 14% Senior Note Indenture.
         (Incorporated by reference to the Registrant's 1996 Annual Report on
         Form 10-K (File No. 333-16265).)
  4.8    Supplemental Indenture No. 2, dated as of August 18, 1997, by and between the Registrant and the Trustee, to the 14% Senior Note
         Indenture. (Incorporated by reference to the Registrant's Registration
         Statement on Form S-4 (File No. 333-37621).)
  4.9*   Supplemental Indenture No. 3, dated March 5, 1998, by and between the
         Registrant and Harris Trust and Savings Bank, as Trustee, to the 14%
         Senior Note Indenture.

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 4.10    Form of Common Stock Certificate. (Incorporated by reference to the
         Registrant's Registration Statement on Form S-1 (File No. 333-38381).)
 4.11    Indenture, dated as of January 13, 1998, by and between the Registrant and Harris Trust and Savings Bank, as Trustee, for the Registrant's 9%
         Consent Convertible Subordinated Notes due 2006 (the "Consent Note
         Indenture"). (Incorporated by reference to the Registrant's
         Registration Statement on Form S-1 (File No. 333-38381).)
 10.1    Employment Agreement, dated as of July 18, 1996, by and between the
         Registrant and J. Thomas Elliott. (Incorporated by reference to the
         Registrant's Registration Statement on Form S-4 (File No. 333-16265).)
 10.2    Employment Agreement, dated as of July 18, 1996, by and between the
         Registrant and Ronald W. Gavillet. (Incorporated by reference to the
         Registrant's Registration Statement on Form S-4 (File No. 333-16265).)
 10.3    Employment Agreement, dated as of November 18, 1996, by and between the Registrant and Gerald J. Sweas. (Incorporated by reference to the
         Registrant's 1996 Annual Report on Form 10-K (File No. 333-16265).)
 10.4    Employment Agreement, dated as of October 21, 1996, by and between the
         Registrant and Ryan Mullaney. (Incorporated by reference to the
         Registrant's 1996 Annual Report on Form 10-K (File No. 333-16265).)
 10.5    Form of Employment Agreement between the Registrant and certain officers of the Registrant. (Incorporated by reference to the
         Registrant's Registration Statement on Form S-4 (File No. 333-16265).)
 10.6    Amended and Restated 1994 Stock Option Plan of the Registrant.
         (Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-37621).)
 10.7    Omnibus Securities Plan. (Incorporated by reference to the
         Registrant's Registration Statement on Form S-4 (File No. 333-37621).)
 10.8    Consulting Agreement, dated January 24, 1995, by and between the
         Registrant and Eugene A. Sekulow. (Incorporated by reference to the
         Registrant's Registration Statement on Form S-4 (File No. 333-16265).)
 10.9    Form of Indemnification Agreement between the Registrant and certain directors and officers of the Registrant. (Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-
         16265).)
 10.10   Promissory Note, dated December 15, 1995, between the Registrant and
         J. Thomas Elliott. (Incorporated by reference to the Registrant's
         Registration Statement on Form S-4 (File No. 333-16265).)
 10.11*  Form of Promissory Note between the Registrant and Ryan Mullaney.
 10.12   Amended and Restated Registration Agreement, dated as of June 22,
         1995, by and among the Registrant and the Investors. (Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File
         No. 333-16265).)
 10.13   First Amendment to Amended and Restated Registration Agreement, dated as of October 17, 1997, by and among the Registrant and the Investors.
         (Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-37621).)
 10.14*  Second Amendment to Amended and Restated Registration Agreement, dated as of January 30, 1998, by and among the Registrant and the Investors.
 10.15   Asset Purchase Agreement, dated as of June 13, 1995, by and among
         United Telemanagement Services, Inc. ("UTS"), Quest United, Inc.
         ("Quest United"), Quest America Management, Inc. ("QAM"), Edward H.
         Lavin, Jr. ("Lavin"), J. Thomas Elliott ("Elliott") and Quest America,
         LP ("Quest"). (Incorporated by reference to the Registrant's
         Registration Statement on Form S-4 (File No. 333-16265).)

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 10.16   Amendment No. 1 to Asset Purchase Agreement, dated as of October 27,
         1995, by and among UTS, Quest United, QAM, Lavin, Elliott, and Quest.
         (Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-16265).)
 10.17   Resale Local Exchange Service Agreement, dated July 8, 1996, by and between New York Telephone Company and UTS. (Incorporated by reference to the Registrant's Registration Statement on Form
         S-4 (File No. 333-16265).)
 10.18   Resale Local Exchange Service Confirmation of Service Order, dated
         October 31, 1995, by and between the Registrant and Ameritech
         Information Industry Services ("Ameritech") on behalf of Illinois Bell
         Telephone Company. (Incorporated by reference to the Registrant's
         Registration Statement on Form S-4 (File No. 333-16265).)
 10.19   Agreement for Resale Services, dated as of April 26, 1996, by and between the Registrant and Ameritech on behalf of Ameritech Michigan.
         (Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-16265).)
 10.20   Local Exchange Telecommunications Services Resale Agreement, dated May
         21, 1996, by and between the Registrant and Ameritech on behalf of The
         Ohio Bell Telephone Company. (Incorporated by reference to the
         Registrant's Registration Statement on Form S-4 (File No. 333-16265).)
 10.21   Registration Rights Agreement dated as of September 30, 1996, by and among the Registrant and the Initial Purchasers named therein.
         (Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-16265).)
 10.22   Warrant Agreement, dated as of September 30, 1996, by and between the
         Registrant and Harris Trust and Savings Bank, as Warrant Agent and
         Amendment 1 thereto. (Incorporated by reference to the Registrant's
         Registration Statement on Form S-4 (File No. 333-16265).)
 10.23   Registration Rights Agreement dated as of August 15, 1997, by and among the Registrant and the Initial Purchasers named therein.
         (Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-37621).)
 10.24   Warrant Agreement, dated as of August 15, 1997, by and between the
         Registrant and Harris Trust and Savings Bank, as Warrant Agent.
         (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-38381).)
 10.25   Consent Warrant Agreement dated as of August 25, 1997, by and between the Registrant and Harris Trust and Savings Bank, as Warrant Agent.
         (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-38381).)
 10.26   Stock Purchase Agreement dated as of January 7, 1998, by and between the Registrant, Mark C. Hatten, Triumph-Connecticut Limited
         Partnership, Solomon Schechter Day School of Greater Hartford, Inc.,
         FSC Corp. and Hatten Communications Holding Company, Inc.
         (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-38381).)
 12.1    Computation of Earnings to Fixed Charges, (Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No.333-
         16265).)
 21.1*   Subsidiaries of the Registrant.
 27.1*   Financial Data Schedule.

--------
*  Filed herewith.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

  Included in the preceding list of exhibits are the following management contracts or compensatory plans or arrangements:

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 10.1    Employment Agreement, dated as of July 18, 1996, by and between the
         Registrant and J. Thomas Elliott. (Incorporated by reference to the
         Registrant's Registration Statement on Form S-4 (File No. 333-16265).)
 10.2    Employment Agreement, dated as of July 18, 1996, by and between the
         Registrant and Ronald W. Gavillet. (Incorporated by reference to the
         Registrant's Registration Statement on Form S-4 (File No. 333-16265).)
 10.3    Employment Agreement, dated as of November 18, 1996, by and between the Company and Gerald J. Sweas. (Incorporated by reference to the
         Registrant's 1996 Annual Report on Form 10-K (File No. 333-16265).)
 10.4    Employment Agreement, dated as of October 21, 1996, by and between the
         Company and Ryan Mullaney. (Incorporated by reference to the
         Registrant's 1996 Annual Report on Form 10-K (File No. 333-16265).)
 10.5    Form of Employment Agreement between the Registrant and certain officers of the Registrant. (Incorporated by reference to the
         Registrant's Registration Statement on Form S-4 (File No. 333-16265).)
 10.6    Amended and Restated 1994 Stock Option Plan of the Registrant.
         (Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-37621).)
 10.7    Omnibus Securities Plan. (Incorporated by reference to the
         Registrant's Registration Statement on Form S-4 (File No. 333-37621).)
 10.8    Consulting Agreement, dated January 24, 1995, by and between the
         Registrant and Eugene A. Sekulow. (Incorporated by reference to the
         Registrant's Registration Statement on Form S-4 (File No. 333-16265).)

CURRENT REPORTS ON FORM 8-K

  No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, USN COMMUNICATIONS, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED, IN THE CITY OF CHICAGO, STATE OF ILLINOIS ON MARCH 31, 1998.

                                          USN COMMUNICATIONS, INC.

                                                 /s/ J. Thomas Elliott
                                          By: _________________________________
                                                    J. Thomas Elliott
                                                  Chairman of the Board,
                                              President and Chief Executive
                                                         Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED ON MARCH 31, 1998 BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED.

             SIGNATURE                           TITLE
             ---------                           -----
      /s/ J. Thomas Elliott          Chairman of the Board,
____________________________________   President and Chief
         J. Thomas Elliott             Executive Officer
                                       (Principal Executive
                                       Officer)

      /s/ Richard J. Brekka          Director
____________________________________
         Richard J. Brekka

       /s/ Dennis B. Dundon          Chief Operating Officer and
____________________________________   Director
          Dennis B. Dundon

      /s/ Ronald W. Gavillet         Executive Vice President,
____________________________________   Strategy & External
         Ronald W. Gavillet            Affairs, and Director

        /s/ James P. Hynes           Director
____________________________________
           James P. Hynes

    /s/ Donald J. Hofmann, Jr.       Director
____________________________________
       Donald J. Hofmann, Jr.

     /s/ William A. Johnston         Director
  __________________________________
        William A. Johnston

          /s/ Ian Kidson             Director
____________________________________
             Ian Kidson

      /s/ David C. Mitchell          Director
____________________________________
         David C. Mitchell

      /s/ Eugene A. Sekulow          Director
____________________________________
         Eugene A. Sekulow

       /s/ Gerald J. Sweas           Executive Vice President and
____________________________________   Chief Financial Officer
          Gerald J. Sweas              (Principal Financial
                                       Officer)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
INDEPENDENT AUDITORS' REPORT...............................................  F-2
CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheets..............................................  F-3
  Consolidated Statements of Operations....................................  F-4
  Consolidated Statements of Redeemable Preferred Stock....................  F-5
  Consolidated Statements of Common Stockholders' Deficit..................  F-6
  Consolidated Statements of Cash Flows....................................  F-7
  Notes to Consolidated Financial Statements...............................  F-8
  Schedule of Valuation and Qualifying Accounts............................ F-19

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of USN Communications, Inc.
Chicago, Illinois

  We have audited the accompanying consolidated balance sheets of USN Communications, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, redeemable preferred stock, common stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

Deloitte & Touche LLP

Chicago, Illinois
March 9, 1998

                   USN COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                          DECEMBER 31
                                                  ------------------------------
                     ASSETS                           1997         1996
                     ------                       ------------  -----------
Current Assets:
  Cash and cash equivalents.....................  $ 87,454,418  $60,818,478
  Marketable equity securities..................     8,180,824          --
  Accounts receivable, net of allowances for
   doubtful accounts of $4,537,000 (1997) and
   $223,000 (1996)..............................    23,917,093    3,004,408
  Other current assets..........................     1,443,575      359,618
                                                  ------------  -----------
    Total current assets........................   120,995,910   64,182,504
Property and Equipment--Net.....................    16,802,065    3,507,350
Other Assets....................................    33,402,271   10,362,438
                                                  ------------  -----------
    Total Assets................................  $171,200,246  $78,052,292
                                                  ============  ===========
    LIABILITIES, REDEEMABLE PREFERRED STOCK,
        AND COMMON STOCKHOLDERS' DEFICIT
    ----------------------------------------
Current Liabilities:
  Accounts payable..............................  $ 20,485,168  $ 7,907,654
  Accrued expenses and other liabilities........     7,178,373    3,176,762
  Capital lease obligations and notes payable...       559,223      664,366
                                                  ------------  -----------
    Total current liabilities...................    28,222,764   11,748,782
14 5/8% Senior Discount Notes, net of Original
 Issue Discount.................................   105,486,381          --
14% Senior Discount Notes, net of Original Issue
 Discount.......................................    35,790,140   31,242,614
9% Convertible Subordinated Discount Notes, net
 of Original Issue Discount.....................    30,867,615   28,259,555
Capital lease obligations and notes payable.....       555,960      362,007
                                                  ------------  -----------
    Total liabilities...........................   200,922,860   71,612,958
Redeemable Preferred Stock:
  9% Cumulative Convertible Pay-in-Kind
   Preferred Stock..............................        10,920       10,000
  9% Cumulative Convertible Pay-in-Kind
   Preferred Stock, Series A....................        45,209          --
  Accumulated unpaid dividends..................     1,516,355      225,000
  Additional paid-in capital....................    55,704,861    9,810,185
                                                  ------------  -----------
    Total redeemable preferred stock............    57,277,345   10,045,185
Commitments and Contingencies (Notes 9 and 17)..           --           --
Common Stockholders' Deficit:
  Common stock, $.01 par value; 30,000,000 and
   25,000,000 shares authorized at 1997 and
   1996; 7,282,511 and 7,185,260 shares issued
   at 1997 and 1996.............................        72,826       71,853
  Additional paid-in capital....................    74,642,145   54,114,755
  Treasury stock, 10,000 shares at 1997 and
   1996.........................................        (1,077)      (1,077)
  Unrealized gain on available-for-sale
   securities...................................     8,180,824          --
  Accumulated deficit...........................  (169,894,677) (57,791,382)
                                                  ------------  -----------
    Total common stockholders' deficit..........   (86,999,959)  (3,605,851)
                                                  ------------  -----------
Total Liabilities, Redeemable Preferred Stock
 and
 Common Stockholders' Deficit...................  $171,200,246  $78,052,292
                                                  ============  ===========

                See notes to consolidated financial statements.

                   USN COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             YEARS ENDED DECEMBER 31,
                                      -----------------------------------------
                                          1997           1996          1995
                                      -------------  ------------  ------------
Net Service Revenue.................  $  47,200,433  $  9,814,479  $  7,883,890
Cost of Services....................     41,272,598     9,256,472     9,075,749
                                      -------------  ------------  ------------
    Gross margin....................      5,927,835       558,007    (1,191,859)
Expenses:
  Sales and marketing...............     62,375,506    12,612,172     5,867,200
  General and administrative........     41,537,671    20,664,612    11,100,661
                                      -------------  ------------  ------------
Operating Loss......................    (97,985,342)  (32,718,777)  (18,159,720)
Other Income (Expense):
  Interest income...................      3,420,140     1,376,429       586,946
  Interest expense..................    (15,332,561)   (1,797,112)     (733,566)
  Gain on sale of switch-based
   facilities.......................            --      8,078,901           --
  Other income......................          6,074        13,968        59,314
                                      -------------  ------------  ------------
    Other income (expense)--net.....    (11,906,347)    7,672,186       (87,306)
                                      -------------  ------------  ------------
Loss Before Minority Interest.......   (109,891,689)  (25,046,591)  (18,247,026)
Minority Interest Share in Loss of
 USNCN..............................            --            --        150,000
                                      -------------  ------------  ------------
Net Loss............................  $(109,891,689) $(25,046,591) $(18,097,026)
                                      =============  ============  ============
Accumulated Preferred Dividends.....  $   2,211,605  $  3,690,968  $  3,103,000
                                      =============  ============  ============
Net Loss to Common Shareholders.....  $(112,103,294) $(28,737,559) $(21,200,026)
                                      =============  ============  ============
Net Loss Per Common Share--Basic and
 Diluted............................  $      (15.55) $      (5.65) $      (7.01)
                                      =============  ============  ============
Weighted Average Common Shares
 Outstanding........................      7,206,886     5,082,028     3,025,200
                                      =============  ============  ============



                See notes to consolidated financial statements.

                   USN COMMUNICATIONS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                      THREE YEARS ENDED DECEMBER 31, 1997

                                   SERIES A  SERIES A-
                          9% PIK    9% PIK       2      SERIES A   ACCUMULATED  ADDITIONAL
                         PREFERRED PREFERRED PREFERRED  PREFERRED    UNPAID       PAID-IN
                           STOCK     STOCK     STOCK      STOCK     DIVIDENDS     CAPITAL       TOTAL
                         --------- --------- ---------  ---------  -----------  -----------  -----------
BALANCE, JANUARY 1,
 1995...................                                $ 16,200   $  707,000   $14,582,350  $15,305,550
  Issuance of 26,235
   shares of Series A-2
   10% Senior Cumulative
   Preferred Stock......                     $ 26,235                            26,208,765   26,235,000
  Costs incurred related
   to issuance of stock.                                                           (247,510)    (247,510)
  Accumulated dividends
   on Series A and A-2
   Preferred Stock......                                            3,103,000                  3,103,000
                          -------   -------  --------   --------   ----------   -----------  -----------
BALANCE, DECEMBER 31,
 1995...................                       26,235     16,200    3,810,000    40,543,605   44,396,040
  Accumulated dividends
   on Series A and A-2
   Preferred Stock......                                            3,465,976                  3,465,976
  Conversion of Series A
   and A-2 Preferred
   Stock to Class A
   Common Stock.........                      (26,235)   (16,200)  (7,275,976)  (40,543,605) (47,862,016)
  Issuance of 10,000
   shares of 9% PIK
   Preferred Stock......  $10,000                                                 9,990,000   10,000,000
  Costs incurred related
   to issuance of 9% PIK
   Preferred Stock......                                                           (179,815)    (179,815)
  Accumulated dividends
   on 9% PIK Preferred
   Stock................                                              225,000                    225,000
                          -------   -------  --------   --------   ----------   -----------  -----------
BALANCE, DECEMBER 31,
 1996...................   10,000                                     225,000     9,810,185   10,045,185
  Issuance of 920 shares
   of 9% PIK Preferred
   Stock as payment of
   dividends............      920                                    (920,251)      919,331          --
  Issuance of 45,209
   shares of Series A 9%
   PIK Preferred Stock..            $45,209                                      45,163,863   45,209,072
  Costs incurred related
   to issuance of Series
   A 9% PIK Preferred
   Stock................                                                           (188,518)    (188,518)
  Accumulated dividends
   on 9% PIK Preferred
   Stock................                                              940,957                    940,957
  Accumulated dividends
   on Series A 9% PIK
   Preferred Stock......                                            1,270,649                  1,270,649
                          -------   -------  --------   --------   ----------   -----------  -----------
BALANCE, DECEMBER 31,
 1997...................  $10,920   $45,209  $    --    $    --    $1,516,355   $55,704,861  $57,277,345
                          =======   =======  ========   ========   ==========   ===========  ===========


                See notes to consolidated financial statements.

                   USN COMMUNICATIONS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' DEFICIT
                      THREE YEARS ENDED DECEMBER 31, 1997

                                                           UNREALIZED
                                                              GAIN
                                 ADDITIONAL     COMMON    ON AVAILABLE-
                         COMMON    PAID-IN    STOCK HELD    FOR-SALE     ACCUMULATED
                          STOCK    CAPITAL    IN TREASURY  SECURITIES      DEFICIT         TOTAL
                         ------- -----------  ----------- ------------- -------------  -------------
BALANCE, JANUARY 1,
 1995................... $17,784 $     5,795                            $  (7,853,789) $  (7,830,210)
  Issuance of 1,358,990
   shares of common
   stock................  13,590     251,413                                                 265,003
  Costs incurred related
   to issuance of stock.              (2,490)                                                 (2,490)
  Accumulated unpaid
   preferred dividends..                                                   (3,103,000)    (3,103,000)
  Net loss..............                                                  (18,097,026)   (18,097,026)
                         ------- -----------   --------    ----------   -------------  -------------
BALANCE, DECEMBER 31,
 1995...................  31,374     254,718                              (29,053,815)   (28,767,723)
  Conversion of Series A
   and A-2 Preferred
   Stock to Class A
   Common Stock.........  26,763  47,835,253                                              47,862,016
  Issuance of 50,000
   shares of common
   stock................     500       5,000                                                   5,500
  Compensation grants of
   220,000 shares of
   common stock.........   2,200      30,800                                                  33,000
  Repricing of common
   stock................  11,016     (11,016)
  Repurchase of 10,000
   shares of common
   stock................                        $(1,077)                                      (1,077)
  Issuance of stock
   warrants.............           6,000,000                                               6,000,000
  Accumulated unpaid
   preferred dividends..                                                   (3,690,976)    (3,690,976)
  Net loss..............                                                  (25,046,591)   (25,046,591)
                         ------- -----------   --------    ----------   -------------  -------------
BALANCE, DECEMBER 31,
 1996...................  71,853  54,114,755     (1,077)                  (57,791,382)    (3,605,851)
  Issuance of 97,251
   shares of common
   stock................     973     531,125                                                 532,098
  Compensation expense
   on stock options.....             644,538                                                 644,538
  Issuance of stock
   warrants.............          19,351,727                                              19,351,727
  Accumulated dividends
   on 9% PIK preferred
   stock................                                                     (940,957)      (940,957)
  Accumulated dividends
   on Series A 9% PIK
   preferred stock......                                                   (1,270,649)    (1,270,649)
  Unrealized gain on
   available-for-sale
   securities...........                                   $8,180,824                      8,180,824
  Net loss..............                                                 (109,891,689)  (109,891,689)
                         ------- -----------   --------    ----------   -------------  -------------
BALANCE, DECEMBER 31,
 1997................... $72,826 $74,642,145   $(1,077)    $8,180,824   $(169,894,677) $(86,999,959)
                         ======= ===========   ========    ==========   =============  =============



                See notes to consolidated financial statements.

                   USN COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             YEARS ENDED DECEMBER 31,
                                      -----------------------------------------
                                          1997           1996          1995
                                      -------------  ------------  ------------
Cash flows from operating
 activities:
  Net loss..........................  $(109,891,689) $(25,046,591) $(18,097,026)
  Adjustments to reconcile net loss
   to net cash flows from operating
   activities:
    Depreciation and amortization...      2,833,794       558,236     1,288,991
    Amortization of organization
     costs and intangibles..........        738,207     1,770,936       969,271
    Non-cash interest on debt
     obligations....................     15,178,742     1,654,394           --
    Stock compensation award
     expense........................        644,538        33,000           --
    Gain on disposal of assets......            --     (8,078,901)      (16,274)
    Changes in:
      Accounts receivable...........    (25,226,685)   (1,849,956)     (433,915)
      Allowance for doubtful
       accounts.....................      4,314,000        30,000       111,670
      Other current assets..........     (1,083,957)     (211,035)       13,082
      Other assets..................        (95,078)      (14,948)          --
      Accounts payable..............     12,577,514     4,819,840     1,578,757
      Accrued expenses..............      4,001,611     2,424,642       338,412
                                      -------------  ------------  ------------
        Net cash flows from
         operating activities.......    (96,009,003)  (23,910,383)  (14,247,032)
Cash flows from investing
 activities:
  Purchase of property and
   equipment........................    (15,200,557)   (2,258,969)   (1,739,542)
  Purchase of licensing agreement...       (900,000)          --            --
  Proceeds from sale of assets......            --      9,532,600           --
  Purchase of subsidiary............            --            --       (892,287)
  Proceeds from note receivable.....            --            --         76,204
                                      -------------  ------------  ------------
        Net cash flows from
         investing activities.......    (16,100,557)    7,273,631    (2,555,625)
Cash flows from financing
 activities:
  Proceeds from Senior Notes........    100,001,902    30,203,375           --
  Proceeds from Convertible
   Subordinated Discount Notes......            --     27,644,400           --
  Debt acquisition costs............     (4,714,829)   (2,920,239)          --
  Issuance of preferred stock.......     45,209,072    10,000,000    26,235,000
  Issuance of common stock..........        532,098         5,500       265,003
  Cost incurred related to issuance
   of stock.........................       (484,775)     (179,815)     (250,000)
  Repurchase of common stock........            --         (1,077)          --
  Deposits..........................       (958,824)     (494,603)      (20,855)
  Repayment of capital lease
   obligations and notes payable....       (839,144)     (217,939)     (180,215)
  Payments on assumed indebtedness..            --       (350,412)   (1,459,458)
                                      -------------  ------------  ------------
        Net cash flows from
         financing activities.......    138,745,500    63,689,190    24,589,475
                                      -------------  ------------  ------------
Net increase in cash................     26,635,940    47,052,438     7,786,818
Cash and cash equivalents--Beginning
 of year............................     60,818,478    13,766,040     5,979,222
                                      -------------  ------------  ------------
Cash and cash equivalents--End of
 year...............................  $  87,454,418  $ 60,818,478  $ 13,766,040
                                      =============  ============  ============

Supplemental cash flow information--See Note 3

                See notes to consolidated financial statements.

                   USN COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         YEARS ENDED DECEMBER 31, 1997

1. ORGANIZATION

  USN Communications, Inc. ("USN"), was incorporated under the laws of the State of Delaware on April 20, 1994 and was initially funded in 1994 through capital contributions totaling $15 million in cash, before financing costs. In 1995, 1996 and 1997, USN received additional capital contributions of approximately $26 million, $10 million and $45 million, respectively. USN holds controlling investments in four companies: US Network Corporation, USN Communications Northeast, Inc. ("USNCN"), USN Communications Midwest, Inc and USN Solutions, Inc. USN and its subsidiaries operate in a single business segment, primarily as a reseller of a broad range of telecommunication services in various cities in the Midwest and the Northeast regions of the United States.

2. SUMMARY OF ACCOUNTING POLICIES

  A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

  Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Principles of Consolidation--The accompanying consolidated financial statements include the accounts of USN Communications, Inc. and its subsidiaries (the "Company"). Significant intercompany balances and transactions have been eliminated in consolidation.

  Revenue Recognition--The Company recognizes revenues in the period in which telephone services are provided. For the operating unit which the Company has operated as a commission agent only, revenues are recorded at the net commissions earned.

  Cash and Cash Equivalents--Cash and cash equivalents are defined as cash in banks, time deposits and highly liquid short-term investments with initial maturities from dates of acquisition of three months or less.

  Fair Value of Financial Instruments--The carrying values of financial instruments included in current assets and liabilities approximate fair values due to the short-term maturities of these instruments. At December 31, 1997 and 1996, the fair value of long-term liabilities was approximately $186,339,000 and $59,864,000, respectively.

  Marketable Equity Securities--All marketable securities are classified as available-for-sale and are available to support current operations or to take advantage of other investment opportunities. These securities are stated at estimated fair value based upon market quotes. Unrealized gains and losses are computed on the basis of specific identification and are included in Common Stockholders' Deficit.

  Concentration of Credit Risk--Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. The Company's customers are concentrated in two specific geographic regions, the Midwest and the Northeast. No single customer accounted for a significant amount of the Company's sales in 1997, 1996 or 1995, and there were no significant accounts receivable from a single customer at December 31, 1997 or 1996. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

                   USN COMMUNICATIONS, INC. AND SUBSIDIARIES

  Property and Equipment--Purchases of property and equipment are carried at cost. Depreciation is provided on the straight-line basis. Furniture and equipment are depreciated over five to ten years. Computer hardware and software are depreciated over three to five years. Leasehold improvements and assets leased under capital leases are amortized over the shorter of the related lease term or the estimated useful life of the asset.

  Intangible Assets and Deferred Charges--Costs incurred in the formation of the Company are being amortized on a straight-line basis over five years. Debt acquisition costs are being amortized over the life of the related debt. The value of the warrants issued with the Senior Notes is being amortized over the life of those notes. The cost of a licensing agreement for teleconferencing technology is being amortized over the period of its estimated benefit life.

  Impairment of Long-Lived Assets--Management reviews long-lived assets and the related intangible assets for impairment of value whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. If the Company determines it is unable to recover the carrying value of the assets, the assets will be written down using an appropriate method. Management does not believe current events or circumstances provide evidence that suggest asset values have been impaired.

  Stock-Based Compensation--During 1996, the Company implemented Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). In accordance with the provisions of SFAS No. 123, the Company has elected to recognize compensation under the "intrinsic value" method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which requires the proforma disclosure of net income and earnings per share as if the fair value method had been applied.

  Earnings per Share Calculations--On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which requires the disclosure of two earnings per common share computations; basic and diluted. Earnings per common share ("EPS") are computed by dividing net income or loss by the weighted average number of shares of common stock (basic) plus common stock equivalents (diluted) outstanding during the year. As all of the Company's warrants and options are antidilutive, they have been excluded from the calculation of diluted EPS. Accordingly, basic EPS is equal to diluted EPS. The weighted-average number of shares outstanding has been calculated based on historical issuances of common stock and excludes the effect of the common stock issued in February 1998 as a result of the initial public offering and the preferred stock conversion (see
Note 18). EPS computations for prior years have been restated to reflect this new standard.

  New Accounting Pronouncements--In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") and, in 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. SFAS No. 132 revises current disclosure requirements for employers' pensions and other retiree benefits. These standards are effective for years beginning after December 15, 1997. These standards expand or modify current disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations and cash flows.

  Reclassifications--Certain prior year amounts have been reclassified to conform to the current year presentation.

                   USN COMMUNICATIONS, INC. AND SUBSIDIARIES

3. SUPPLEMENTAL CASH FLOW INFORMATION

  Supplemental cash flow information is as follows:

                                                 1997        1996       1995
                                              ----------- ---------- ----------
      Issuance of stock warrants............  $19,351,727 $6,000,000
                                              =========== ==========
      Capital lease obligations incurred....  $   927,954 $  591,967 $3,398,105
                                              =========== ========== ==========
      Issuance of preferred stock as payment
       of dividends.........................  $   920,251
                                              ===========
      Fair value of noncash assets acquired.                         $  414,726
      Consideration incurred in connection
       with an acquisition (including
       $950,000 in cash advances)...........                          3,104,588
                                                                     ----------
      Liabilities assumed...................                         $2,689,862
                                                                     ==========
      Note payable incurred to finance
       insurance policies...................                         $   58,650
                                                                     ==========

  Cash paid for interest in 1997, 1996 and 1995 was approximately $137,500, $32,000 and $613,000, respectively. No cash was paid in 1997, 1996 and 1995 for income taxes.

4. ACCOUNTS RECEIVABLE

  Accounts receivable at December 31 consists of the following:

                                                           1997         1996
                                                        -----------  ----------
      Billed........................................... $10,790,438  $3,202,338
      Unbilled.........................................  17,663,655      25,070
                                                        -----------  ----------
      Gross accounts receivable........................  28,454,093   3,227,408
      Allowance for doubtful accounts..................  (4,537,000)   (223,000)
                                                        -----------  ----------
      Net accounts receivable.......................... $23,917,093  $3,004,408
                                                        ===========  ==========

  Unbilled accounts receivable comprises access charges, features and usage for revenue earned but not yet billed to customers. Substantially all unbilled accounts receivable were billed within 90 days after year-end.

5. SALE OF SWITCHED BASED FACILITIES

  On December 29, 1995, the Company entered into an agreement to sell its switch-based facilities in Ohio for $9.5 million in cash and common stock of the non-public acquiring company (the "Acquiring Company") plus the assumption of capital and operating leases. The transaction closed on February 29, 1996 and a gain of approximately $8.1 million was realized and recorded at that time. The Company continues to serve its Ohio customer base as a reseller of telecommunication services. The Company remains contingently liable on capital and operating leases assumed by the buyer until expiration. During 1998, the Acquiring Company completed an initial public offering. Subsequently, the Company recorded the common stock of the Acquiring Company as available-for-sale securities and as an unrealized gain as a component of Common Stockholders' Deficit.

                   USN COMMUNICATIONS, INC. AND SUBSIDIARIES

6. PROPERTY AND EQUIPMENT

  Property and equipment at December 31 consist of:

                                                           1997         1996
                                                        -----------  ----------
      Computer hardware................................ $ 6,710,094  $1,434,719
      Computer software................................   6,310,586      20,309
      Furniture and equipment..........................   5,343,297   2,485,692
      Leasehold improvements...........................   2,097,852     392,600
                                                        -----------  ----------
                                                         20,461,829   4,333,320
      Less accumulated depreciation....................  (3,659,764)   (825,970)
                                                        -----------  ----------
        Total.......................................... $16,802,065  $3,507,350
                                                        ===========  ==========

7. OTHER ASSETS

  Other assets at December 31 consist of:

                                                           1997        1996
                                                        ----------- -----------
      Stock warrants (net of accumulated amortization:
       1997--$2,108,126; 1996--$214,286)............... $23,243,602 $ 5,785,714
      Debt acquisition costs (net of accumulated
       amortization:
       1997--$742,901; 1996--$98,064)..................   6,892,167   2,822,175
      Deposits.........................................   2,002,922   1,044,098
      Licensing agreement (net of accumulated
       amortization:
       1997--$103,968).................................     796,032
      Other............................................     467,548     710,451
                                                        ----------- -----------
        Total.......................................... $33,402,271 $10,362,438
                                                        =========== ===========

8. ACCRUED EXPENSES

  Accrued expenses at December 31 consist of:

                                                              1997       1996
                                                           ---------- ----------
      Payroll and benefits................................ $5,534,405 $1,515,197
      Professional services...............................    945,436    814,388
      Excise taxes........................................    110,607    575,790
      Other...............................................    587,925    271,387
                                                           ---------- ----------
        Total............................................. $7,178,373 $3,176,762
                                                           ========== ==========

9. OPERATING LEASES

  The Company leases certain office space and equipment under operating leases. Future minimum lease commitments under noncancelable operating leases as of December 31, 1997 are as follows:

      1998.......................................................... $ 6,082,000
      1999..........................................................   5,600,000
      2000..........................................................   5,283,000
      2001..........................................................   4,885,000
      Thereafter....................................................   7,637,000
                                                                     -----------
        Total....................................................... $29,487,000
                                                                     ===========

                   USN COMMUNICATIONS, INC. AND SUBSIDIARIES

  Rent expense for the years ended December 31, 1997, 1996 and 1995 was approximately $3,869,000, $1,024,000 and $867,000, respectively.

10. PRIVATE PLACEMENT OFFERINGS

  14% Senior Notes and 9% Convertible Notes--In September 1996, the Company received approximately $55 million in cash, net of commissions paid, in exchange for 48,500 units consisting of $48.5 million aggregate principal amount at maturity of 14% Senior Discount Notes ("14% Senior Notes") due 2003 and warrants to purchase 790,780 shares of Class A Common Stock, and 36,000 units consisting of $36 million aggregate principal amount at maturity of 9% Convertible Subordinated Notes ("Convertible Notes") due 2004.

  The 14% Senior Notes were sold at a unit price, before commissions, of $622.75 per $1,000 face amount. These notes will accrete interest at an annual rate of 14% from September 30, 1996 to March 31, 2000. Thereafter, the notes will bear interest at an annual rate of 14%, and will be paid semiannually in arrears in cash.

  The Convertible Notes were sold at a unit price, before commissions, of $767.90 per $1,000 face amount and are convertible into Class A Common Stock at a conversion price of $10.436 per share. These notes will accrete interest at an annual rate of 9% from September 30, 1996 to September 30, 1999. Thereafter, the notes will bear interest at an annual rate of 9%, and will be paid semiannually in arrears in cash.

  14 5/8% Senior Notes--In August 1997, the Company received approximately $96.5 million in cash, net of commissions paid, in exchange for 152,725 units consisting of $152.7 million aggregate principal amount at maturity of 14 5/8% Senior Discount Notes due 2004 ("14 5/8% Senior Notes") and warrants to purchase 2,053,900 shares of Class A Common Stock. In connection with this offering, the Company paid a consent fee to the holders of the outstanding 14% Senior Notes and Convertible Notes consisting of warrants to purchase 145,160 shares of Class A Common Stock at an exercise price of $.01 per share. The Company also granted those holders an option, which was exercised in October 1997, to purchase up to $10.0 million in aggregate proceeds to the Company of convertible notes of the Company ("Consent Convertible Notes") on terms substantially similar to the existing Convertible Notes (see Note 18). Additionally, the Company granted to holders of the 14% Senior Notes an option, for a specified period of time, to exchange all of the 14% Senior Notes for 14 5/8 Senior Notes having an accreted value equal to the accreted value of such 14% Senior Notes at the time of such exchange. A portion of this option was exercised in March 1998 (see Note 18).

  The 14 5/8% Senior Notes were sold at a unit price, before commissions, of $654.78 per $1,000 face amount. These notes will accrete interest at an annual rate of 14 5/8% from August 18, 1997 to August 15, 2000. Thereafter, the notes will bear interest at an annual rate of 14 5/8% payable semiannually in arrears in cash.

11. REDEEMABLE PREFERRED STOCK

  In September 1996, the Board of Directors and the existing shareholders approved the conversion of all outstanding Series A 10% Senior Cumulative Preferred Stock ("Series A") and Series A-2 10% Senior Cumulative Preferred Stock ("Series A-2") to shares of Class A Common Stock. Prior to this conversion, 16,200 shares of Series A and 26,235 shares of Series A-2, each with par values of $1, were outstanding. The conversion was consummated on September 30, 1996 and 2,676,300 shares of Class A Common Stock were issued in exchange for the outstanding Series A and Series A-2 Preferred Stock, including dividends accrued through the conversion date.

  In September 1996, the Board of Directors authorized the issuance of up to 30,000 shares of $1 par value preferred stock designated as 9% Cumulative Convertible Pay-in-Kind Preferred Stock ("9% Preferred Stock"). In connection with the private placement offering on September 30, 1996, described in Note 10, the Company

                   USN COMMUNICATIONS, INC. AND SUBSIDIARIES issued 10,000 shares of its 9% Preferred Stock to its existing shareholders, for an aggregate purchase price of $10.0 million.

  In August 1997, the Board of Directors authorized the issuance of up to 150,000 shares of a second series of $1 par value preferred stock designated at 9% Cumulative Convertible Pay-In-Kind Preferred Stock, Series A ("Series A 9% Preferred Stock"). In connection with the private placement offering in August 1997, described in Note 10, the Company issued 30,209 shares of its Series A 9% Preferred Stock to certain of its existing stockholders and their affiliates for an aggregate purchase price of $30.2 million.

  In October 1997, the Company issued an additional 15,000 shares of its Series A 9% Preferred Stock for an aggregate purchase price of $15.0 million.

  Dividends--Dividends on the 9% Preferred Stock and the Series A 9% Preferred Stock accrue semiannually at a rate of 9% per annum, are fully cumulative, and are payable through the issuance of additional shares of 9% Preferred Stock and Series A 9% Preferred Stock, respectively.

  Liquidation--Upon any liquidation, dissolution or winding up of the Company, holders of the 9% Preferred Stock and the Series A 9% Preferred Stock will be entitled to receive their full liquidation preference and stated value of $1,000 per share, together with accrued and unpaid dividends, prior to the distribution of any assets of the Company to the holders of Class A Common Stock.

  Redemption--Shares of 9% Preferred Stock and Series A 9% Preferred Stock are not redeemable at the option of the Company, but are subject to mandatory redemption in 2006 at the stated value, together with all accrued and unpaid dividends to the redemption date.

  Conversion--Each share of the 9% Preferred Stock and the Series A 9% Preferred Stock is convertible into 70.623 and 113.62 shares of Class A Common Stock, respectively, at any time, in whole or in part, at the option of the holders thereof.

12. COMMON STOCK

  In 1996, a 1995 issuance of Class A Common Stock was repriced, whereby the number of shares issued increased from 1,358,990 to 2,460,560 and the purchase price decreased from $0.20 to $0.11 per share.

  In September 1997, the Board of Directors approved a nine-for-one dividend on the Class A Common Stock. All share and per share data in these financial statements have been retroactively adjusted to reflect this stock dividend.

  Dividends--The holders of Class A Common Stock are entitled to receive dividends as dividends are declared by the Board of Directors of the Company out of funds legally available therefor, provided that, if any shares of preferred stock are at the time outstanding, the payment of dividends on the Class A Common Stock or other distributions may be subject to the declaration and payment of full cumulative dividends on outstanding shares of preferred stock.

  Liquidation--Upon any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, any assets remaining after the satisfaction in full of the prior rights of creditors and the aggregate liquidation preference of any preferred stock then outstanding will be distributed to the holders of Class A Common Stock.

                   USN COMMUNICATIONS, INC. AND SUBSIDIARIES

13. STOCK OPTION PLAN

  The Company has granted options to acquire shares of Class A Common Stock to certain officers and other employees under the 1994 Stock Option Plan. These options generally become exercisable at a rate of 25% every six months over a period of two years after the date of grant, although with respect to certain grants no vesting occurs until twelve months after the grant date.

  In connection with the financing described in Note 10 and the issuance of the 9% Preferred Stock described in Note 11, the Company granted options to purchase 319,610 shares of Class A Common Stock at an exercise price of $0.15 per share. These options were not issued under the 1994 Stock Option Plan, but rather, were issued pursuant to separate stock option agreements between the Company and the holders. As the Convertible Notes are converted to Class A Common Stock, 66,370 of these options become exercisable and as shares of the 9% Preferred Stock are converted to Class A Common Stock, 25,324 of these options become exercisable.

  In 1997, the Board of Directors authorized the grant of options to purchase 993,400 shares of Class A Common Stock to substantially all non-executive officer employees of the Company and 1,137,000 shares of Class A Common Stock to the Company's executive officers. These options have an exercise price of $8.80 per share, with one-third of the options vesting on the earlier of the completion of a qualified public offering of the Company's Class A Common Stock or the first anniversary date of the grant, and an additional one-third of the options vesting on each of the two anniversaries following the initial vesting date. In addition, in September 1997, the Board of Directors authorized a grant of options for 75,000 shares of Class A Common Stock to the Company's then Chairman. These options also have an exercise price of $8.80 per share and vest upon issuance.

  Stock option transactions are summarized as follows:

                                         PRICE                 PRICE             PRICE
                                          PER                   PER               PER
                              1997       SHARE      1996       SHARE     1995    SHARE
                            ---------  ---------- ---------  ---------- -------  -----
   Outstanding at January
    1...................... 1,108,990  $0.11-8.80   190,500  $     0.11 213,000  $0.11
   Granted................. 2,355,400   0.15-8.80 1,033,240   0.11-8.80
   Exercised...............   (37,250)       0.11   (50,000)       0.11
   Cancelled...............  (181,600)       8.80   (64,750)       0.11 (22,500)  0.11
                            ---------             ---------             -------
   Outstanding at December
    31..................... 3,245,540   0.11-8.80 1,108,990   0.11-8.80 190,500   0.11
                            =========             =========             =======
   Options exercisable at
    December 31............   557,190   0.11-8.80   106,620   0.11-8.80 100,240   0.11
                            =========             =========             =======

  The following table summarizes information about options outstanding at December 31, 1997:

                                WTD. AVG.
                                REMAINING WTD. AVG.             WTD. AVG.
      RANGE OF        NUMBER     LIFE OF  EXERCISE    NUMBER    EXERCISE
   EXERCISE PRICE   OUTSTANDING CONTRACT    PRICE   EXERCISABLE   PRICE
   --------------   ----------- --------- --------- ----------- ---------
   $0.11 to $0.15    1,016,740  8.65 yrs.   $0.15     419,690     $0.15
   $0.16 to $4.80       20,000  8.89 yrs.    4.80      10,000      4.80
   $4.81 to $8.80    2,208,800  6.88 yrs.    8.80     127,500      8.80
                     ---------                        -------
                     3,245,540                        557,190
                     =========                        =======

  For proforma information regarding net loss and loss per share, the fair value for the options awarded in 1997 and 1996 was estimated as of the date of the grant using a Black-Scholes option valuation model with the following weighted average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.15% and 4.95%; dividend yields of 0%; volatility of 0%; and an expected life of the option of ten years.

                   USN COMMUNICATIONS, INC. AND SUBSIDIARIES

  For purposes of proforma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Therefore, in the year of adoption and subsequently affected years, the effect of applying SFAS No. 123 for providing proforma loss and loss per share are not likely to be representative of the effects on reported income or loss in future years.

  Had compensation cost for these plans been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS No. 123, proforma net loss and loss per share for the year ended December 31, 1997 would have been:

      Proforma net loss to common stockholders................... $(114,609,104)
      Proforma net loss per common share--basic and diluted......        (15.90)

  The effect on the Company's reported net loss, on a proforma basis, was not material for 1996 and 1995.

  The Black-Scholes option valuation model used by the Company was developed for use in estimating the fair value of fully tradable options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. It is management's opinion that the Company's stock options have characteristics significantly different from those of traded options and, because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

14. EMPLOYEE BENEFIT PLAN

  On January 1, 1995, the Company adopted a qualified 401(k) plan covering all eligible employees in which the Company contributions are discretionary. Employees are permitted to make annual contributions through salary deductions up to 15% of their annual salary. The plan can be amended or terminated at any time by the Board of Directors. The Company made no contributions to the plan in 1997, 1996 or 1995.

15. INCOME TAXES


  The Company incurred net losses of $109,891,689, $25,046,591 and $18,097,026 in 1997, 1996 and 1995, respectively. Accordingly, no provision for current federal or state income taxes has been made to the financial statements.

  The Company's deferred tax asset components at December 31 comprise:

                                                        1997          1996
                                                    ------------  ------------
      Net operating loss carry-forwards............ $ 57,977,000  $ 18,285,000
      Accrued liabilities and asset valuation
       reserves....................................    1,715,000       172,000
      Amortization of intangibles..................      146,000       790,000
                                                    ------------  ------------
      Subtotal.....................................   59,838,000    19,247,000
      Valuation allowance..........................  (59,838,000)  (19,247,000)
                                                    ------------  ------------
        Total...................................... $        --   $        --
                                                    ============  ============

  As of December 31, 1997 and 1996, the Company had not recognized deferred income tax assets related to deductible temporary differences and cumulative net operating losses. The ability of the Company to fully realize

                   USN COMMUNICATIONS, INC. AND SUBSIDIARIES deferred tax assets in future years is contingent upon its success in generating sufficient levels of taxable income before the statutory expiration periods for utilizing such net operating losses lapse. After an assessment of all available evidence, including historical and projected operating trends, the Company was unable to conclude that realization of such deferred tax assets in the near future was more likely than not. Accordingly, a valuation allowance was recorded to offset the full amount of such assets.

  At December 31, 1997, the Company had net operating loss carry-forwards for income tax purposes of approximately $151,665,000. The ability of the Company or the Company's subsidiaries, as the case may be, to utilize their net operating loss carry-forwards to offset future taxable income may be subject to certain limitations contained in the Internal Revenue Code of 1986, as amended (the "Code"). These operating losses begin to expire in 2009 for Federal income tax purposes. Of the net operating loss carry-forwards remaining at December 31, 1997, $26,286,000 can be applied only against future taxable income of the Company's subsidiary, USNCN.

16. MINORITY INTEREST IN USNCN

  In July 1996, all minority shareholders' interests in USNCN were repurchased, increasing the Company's ownership of USNCN's outstanding common stock to 100%. Prior to this transaction, no minority interest in USNCN had been recorded, as losses applicable to the minority interest in USNCN exceeded the minority interest in the equity capital of USNCN, and there was no obligation of the minority interest to fund such losses.

17. COMMITMENTS

  In 1995 and 1996, the Company entered into agreements with two non-affiliated telecommunications companies ("TelCos") to allow the Company to resell the TelCos' local telephone service in various regional markets. The agreements have terms of up to ten years and contain minimum purchase commitments of local access lines, ranging from zero to 150,000 lines. These commitments are measured by the number of lines in place on the last day of each 12-month period. The agreements allow for ramp-up periods before any commitment levels are required to be met. So long as the Company maintains cumulative net shortfalls lower than established caps, no payments will be due to the TelCos other than for normal usage. Even if no lines were sold by the Company, the earliest required payment for any shortfall amount is in 1999.

  In July 1996, the Company entered into an agreement with a third telecommunications company to allow the Company to resell long-distance telephone service. The agreement is for a term of 33 months and contains an annual purchase commitment of $12 million, with a minimum monthly commitment of $600,000 to qualify for the contract rates. The agreement allows for a ramp-up period before commitment levels are required to be met.

  In 1994, USNCN executed an exclusive agreement with a non-affiliated telecommunications company ("TelCo One"), whereby TelCo One allows USNCN to establish a local private network on its infrastructure in which to provide service to customers. Under this agreement, TelCo One provides network maintenance and access to telephone switches. The initial term of the agreement expires in 2004.

18. SUBSEQUENT EVENTS

  In January 1998, the holders of the outstanding 14% Senior Notes purchased $13.0 million aggregate principal amount at maturity of the Company's Consent Convertible Notes, due 2006, for an aggregate purchase price of $10.0 million, pursuant to the option exercised by the holders in October, 1997 (see Note
10). The Consent Convertible Notes were sold at a unit price, before commissions, of $767.90 per $1,000 face amount and are convertible into Common Stock at a conversion price of $10.121 per share. These notes will accrete interest at an annual rate of 9% until January 13, 2001 and interest will be paid semiannually in arrears in cash.

                   USN COMMUNICATIONS, INC. AND SUBSIDIARIES

  In February 1998, the Company completed its initial public offering of 8,600,000 shares of its Common Stock at a price of $16.00 per share, including 600,000 shares sold in conjunction with the underwriters' over-allotment options. In March 1998, the Company issued and sold an additional 28,861 shares of Common Stock also in conjunction with the exercise of the underwriters' over-allotment options. The net proceeds to the Company were approximately $127.0 million (after deducting underwriting discounts, commissions and offering expenses). In conjunction with the initial public offering, all of the Company's outstanding 9% Preferred Stock and Series A 9% Preferred Stock, including dividends accrued through the conversion date, were converted to 6,130,175 shares of Class A Common Stock. Subsequently, all of the Company's Class A Common Stock was converted to an equal amount of the Company's newly created Common Stock.

  In February 1998, the Company used a portion of the net proceeds from its initial public offering to acquire all of the outstanding capital stock of Hatten Communications Holding Company, Inc., a Connecticut corporation ("Hatten Communications"), pursuant to a Stock Purchase Agreement dated January 7, 1998, for approximately $68.0 million, including the repayment of approximately $14.0 million of existing indebtedness. Hatten Communications had net revenues for the year ended December 31, 1997 of $41.1 million (unaudited).

  The unaudited pro forma information below presents redeemable preferred stock and common stockholders' equity as if the initial public offering, the Acquisition, and the conversion of all of the Company's outstanding preferred stock had occurred at December 31, 1997 and presents combined results of operations as if such events had occurred at the beginning of the respective years presented. The unaudited information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred at the beginning of the years presented, nor is it necessarily indicative of future results.

                                                        DECEMBER 31, 1997
                                                   ----------------------------
                                                    HISTORICAL      PRO FORMA
                                                   -------------  -------------
      Redeemable preferred stock.................. $  57,277,345
                                                   =============
      Common stockholders' equity (deficit):
        Common stock.............................. $      72,826  $     219,810
        Additional paid-in capital................    74,642,145    258,769,958
        Treasury stock............................        (1,077)        (1,077)
        Unrealized gain on available-for-sale
         securities...............................     8,180,824      8,180,824
        Accumulated deficit.......................  (169,894,677)  (169,894,677)
                                                   -------------  -------------
          Total common stockholders' equity
           (deficit).............................. $ (86,999,959) $  97,274,838
                                                   =============  =============
                                                     PRO FORMA      PRO FORMA
                                                       1997           1996
                                                   -------------  -------------
      Net service revenue......................... $  88,309,027  $  40,131,404
      Net loss....................................  (119,327,927)   (33,805,690)
      Net loss per common share--basic and
       diluted....................................         (5.45)         (1.72)

  In March 1998, the holders of the 14% Senior Notes exchanged $31.5 million aggregate principal amount at maturity of the Company's 14% Senior Discount Notes due 2003 for $33.6 million aggregate principal amount at maturity of the Company's 14 5/8% Senior Discount Notes due 2004 pursuant to an option previously granted by the Company.

                   USN COMMUNICATIONS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)


19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                            FIRST         SECOND        THIRD         FOURTH
                           QUARTER       QUARTER       QUARTER       QUARTER
                         ------------  ------------  ------------  ------------
1997
  Net service revenue... $  3,916,839  $  7,804,451  $ 15,277,025  $ 20,202,118
  Gross margin..........      481,817       719,638     1,813,735     2,912,645
  Net loss..............  (17,560,905)  (26,701,836)  (29,374,688)  (36,254,260)
  Net loss per common
   share--basic and
   diluted..............        (2.48)        (3.73)        (4.15)        (5.18)
1996
  Net service revenue... $  2,280,629  $  2,522,928  $  2,795,148  $  2,215,774
  Gross margin..........      319,976       405,345       286,258      (453,572)
  Net income (loss).....    3,987,517    (4,714,636)   (6,492,025)  (17,827,447)
  Net income (loss) per
   common share--basic
   and diluted..........         0.23         (2.54)        (1.65)        (3.54)

  The total of quarterly net income or loss per common share may not equal the annual amount because net income or loss per common share is calculated independently for each quarter.

                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                              ADDITIONS
                                   BALANCE AT CHARGED TO ADJUSTMENTS BALANCE AT
                                   BEGINNING  COSTS AND      AND        END
           DESCRIPTION             OF PERIOD   EXPENSES  CHARGE-OFFS OF PERIOD
           -----------             ---------- ---------- ----------- ----------
Year Ended December 31, 1997:
  Allowance for Doubtful Accounts.  $223,000  $4,705,000  $(391,000) $4,537,000
                                    ========  ==========  =========  ==========
Year Ended December 31, 1996:
  Allowance for Doubtful Accounts.  $193,000  $   30,000  $     --   $  223,000
                                    ========  ==========  =========  ==========
Year Ended December 31, 1995:
  Allowance for Doubtful Accounts.  $    --   $  193,000  $     --   $  193,000
                                    ========  ==========  =========  ==========