Form 10-Q
period 1998-03-31
USN COMMUNICATIONS INC
filed 1998-05-15
CIK 926134

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                     OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to

                      Commission file number 333-16265

                          USN COMMUNICATIONS, INC.
           (Exact name of registrant as specified in its charter)

             Delaware                              36-3947804
 (State or other jurisdiction                    (I.R.S. Employer
 of incorporation or organization)               Identification No.)

 10 South Riverside Plaza, Suite 401, Chicago, Illinois      60606
  (Address of principal executive offices)                 (Zip Code)

     Registrant's telephone number, including area code (312) 906-3600

                                    N/A
            (Former name, former address and former fiscal year,
                       if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

         As of April 30, 1998, there were 23,137,513 shares outstanding of the registrant's Common Stock, par value $.01 per share.





                       PART I. FINANCIAL INFORMATION

       ITEM 1.    FINANCIAL STATEMENTS

       USN COMMUNICATIONS, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                   MARCH 31,          DECEMBER 31,
                                                                                     1998                 1997
                                                                                 --------------      ----------------
       ASSETS

       CURRENT ASSETS:
         Cash and cash equivalents                                               $ 108,162,625          $ 87,454,418
         Marketable equity securities                                               12,341,365             8,180,824
         Accounts receivable, net of allowances for doubtful accounts of
           $7,684,000 at 1998 and $4,537,000 at 1997                                47,521,094            23,917,093
         Inventory                                                                   1,217,187              -
         Other current assets                                                        2,621,170             1,443,575
                                                                                 --------------      ----------------
                   Total current assets                                            171,863,441           120,995,910

      Property and equipment-net                                                    22,762,708            16,802,065
      Goodwill, net of accumulated amortization of $369,000 at 1998                 49,611,970              -
      Other assets                                                                  50,822,231            33,402,271
                                                                                 ==============      ================
                   Total assets                                                  $ 295,060,350         $ 171,200,246
                                                                                 ==============      ================

       LIABILITIES, REDEEMABLE PREFERRED STOCK, AND
        COMMON STOCKHOLDERS' EQUITY (DEFICIT)

       CURRENT LIABILITIES:

       Accounts payable                                                           $ 28,457,007          $ 20,485,168
       Accrued expenses and other liabilities                                       19,648,351             7,178,373
       Capital lease obligations and notes payable                                     618,440               559,223
                                                                                 --------------      ----------------
                   Total current liabilities                                        48,723,798            28,222,764

       14 5/8% Senior Discount Notes, net of Original Issue Discount               133,285,939           105,486,381
       14% Senior Discount Notes, net of Original Issue Discount                    12,969,222            35,790,140
       9% Convertible Subordinated Discount Notes, net of Original Issue            31,546,854            30,867,615
          Discount
       9% Consent Convertible Notes, net of Original Issue Discount                 10,187,500              -
       Capital lease obligations and notes payable                                     652,954               555,960
                                                                                 --------------      ----------------

                   Total liabilities                                               237,366,267           200,922,860

       REDEEMABLE PREFERRED STOCK:
         9% Cumulative Convertible Pay-In-Kind Preferred Stock: par
           value $1; 30,000 shares authorized at 1997; 10,920 shares
           outstanding at December 31,1997                                              -                     10,920
         9% Cumulative Convertible Pay-In-Kind Preferred Stock,
           Series A: par value $1; 150,000 shares authorized
           at 1997; 45,209 shares outstanding at December 31, 1997                      -                     45,209
         Accumulated unpaid dividends                                                   -                  1,516,355
         Additional paid-in-capital                                                     -                 55,704,861
                                                                                 --------------      ----------------
                   Total redeemable preferred stock                                                       57,277,345

       COMMON STOCKHOLDERS' EQUITY (DEFICIT):
         Common stock, $.01 par value, 100,000,000 shares authorized at March 31, 1998 and 30,000,000 shares authorized at December 31,
           1997; 22,082,333 and 7,282,511 shares issued at March 31, 1998 and
           December 31, 1997, respectively                                             220,823                72,826
         Additional paid-in capital                                                259,826,741            74,642,145
         Treasury stock, 10,000 shares at December 31, 1998 and 1997                    (1,077)               (1,077)
         Accumulated other comprehensive income:
           Unrealized gain on available-for-sale securities                         12,341,365             8,180,824
         Accumulated deficit                                                      (214,693,769)         (169,894,677)
                                                                                 --------------      ----------------
                   Total common stockholders' equity (deficit)                      57,694,083           (86,999,959)
                                                                                 --------------      ----------------

       TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND
         COMMON STOCKHOLDERS' EQUITY (DEFICIT)                                   $ 295,060,350         $ 171,200,246
                                                                                 ==============      ================
     See Notes to Condensed Consolidated Financial Statements.



      USN COMMUNICATIONS, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                  THREE MONTHS ENDED MARCH 31,
                                                            -----------------------------------------
                                                                  1998                    1997
                                                            ------------------      ------------------

       NET SERVICE REVENUE                                       $ 32,420,538             $ 3,916,839
       COST OF SERVICES                                            26,636,511               3,435,022
                                                            ------------------      ------------------
            Gross profit                                            5,784,027                 481,817

       EXPENSES:
         Sales and marketing                                       24,425,177              10,190,647
         General and administrative                                20,087,841               6,462,343
                                                            ------------------      ------------------

       OPERATING LOSS                                            (38,728,991)            (16,171,173)

       OTHER INCOME (EXPENSE):
         Interest income                                            1,568,417                 643,290
         Interest expense                                         (7,062,533)             (2,036,327)
         Other income                                                   2,749                   3,305
                                                            ------------------      ------------------
            Other income (expense) - net                          (5,491,367)             (1,389,732)
                                                            ------------------      ------------------

       NET LOSS                                                $ (44,220,358)          $ (17,560,905)
                                                            ==================      ==================

       ACCUMULATED PREFERRED DIVIDENDS                              $ 578,734               $ 225,000
                                                            ==================      ==================

       NET LOSS TO COMMON SHAREHOLDERS                         $ (44,799,092)          $ (17,785,905)
                                                            ==================      ==================

       NET LOSS PER COMMON SHARE  - BASIC AND DILUTED                $ (3.12)                $ (2.48)
                                                            ==================      ==================

       WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                  14,366,749               7,175,250
                                                            ==================      ==================



     See Notes to Condensed Consolidated Financial Statements.



USN COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1998 AND YEAR ENDED DECEMBER 31, 1997



                                                                SERIES A
                                                  9% PIK         9% PIK        ACCUMULATED       ADDITIONAL
                                                 PREFERRED      PREFERRED         UNPAID          PAID-IN
                                                   STOCK          STOCK         DIVIDENDS         CAPITAL          TOTAL

BALANCE, DECEMBER 31, 1996                        $10,000                         $225,000      $9,810,185      $10,045,185
Issuance of 920 shares of 9% PIK Preferred
  Stock as payment of dividends                       920                         (920,251)        919,331           -
Issuance of 45,209 shares of Series A 9%
  PIK Preferred Stock                                              $45,209                      45,163,863       45,209,072
Costs incurred related to issuance of
  Series A 9% PIK Preferred Stock                                                                 (188,518)        (188,518)
Accumulated dividends on 9% PIK Preferred
  Stock                                                                            940,957                          940,957
Accumulated dividends on Series A 9% PIK
  Preferred Stock                                                                1,270,649                        1,270,649
                                                 -----------   ------------   ---------------   -------------   ------------
BALANCE, DECEMBER 31, 1997                         10,920          45,209        1,516,355      55,704,861       57,277,345
                                                 -----------   ------------   ---------------   -------------   ------------

Accumulated dividends on 9% PIK
   Preferred Stock                                                                 113,847                          113,847
Accumulated dividends on Series A 9%
   PIK Preferred Stock                                                             464,887                          464,887
Conversion of 9% PIK and Series A 9%
   PIK Preferred Stock to common stock             (10,920)       (45,209)      (2,095,089)    (55,704,861)     (57,856,079)
                                                 -----------   ------------   ---------------   -------------   -------------

BALANCE, MARCH 31, 1998                          $        -    $        -     $          -      $        -      $        -
                                                 ===========   ============   ===============   =============   =============


See notes to consolidated financial statements.





USN COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1998 AND YEAR ENDED DECEMBER 31, 1997


                                                                                    ACCUMULATED
                                                      ADDITIONAL       COMMON          OTHER           ACCUMU-
                                          COMMON       PAID-IN       STOCK HELD    COMPREHENSIVE        LATED
                                           STOCK       CAPITAL      IN TREASURY        INCOME          DEFICIT          TOTAL

BALANCE, DECEMBER 31, 1996               $  71,853    $ 54,114,755   $ (1,077)                    $ (57,791,382)   $ (3,605,851)

Issuance of 97,251 shares of common
  stock                                        973         531,125                                                      532,098
Compensation expense on stock options                      644,538                                                      644,538
Issuance of stock warrants                              19,351,727                                                   19,351,727
Accumulated dividends on 9% PIK
  Preferred Stock                                                                                     (940,957)        (940,957)
Accumulated dividends on Series A 9%
  PIK Preferred Stock                                                                               (1,270,649)      (1,270,649)
Comprehensive income (loss):
     Net loss                                                                                     (109,891,689)    (109,891,689)
Other comprehensive income (loss),
  net of  tax:
Unrealized gain of
  available-for-sale securities                                                  $8,180,824                           8,180,824
                                                                                                                   -------------
     Comprehensive loss                                                                                            (101,710,865)
                                         ----------  -------------  ----------- ------------      -------------    -------------
BALANCE, DECEMBER 31, 1997                 72,826     74,642,145       (1,077)    8,180,824       (169,894,677)     (86,999,959)
                                         ----------  ------------    ---------- ------------      -------------    -------------

Issuance of 8,669,636 shares of common
  stock                                    86,696    137,981,195                                                    138,067,891
Costs incurred related to issuance of
  stock                                              (10,764,324)                                                  (10,764,324)
Accumulated dividends on 9% PIK
  Preferred Stock                                                                                     (113,847)       (113,847)
Accumulated dividends on Series A 9%
  PIK Preferred Stock                                                                                 (464,887)       (464,887)
Conversion of 9% PIK and Series A 9%
  PIK Preferred Stock to common stock      61,301     57,794,778                                                    57,856,079
Compensation expense on stock options                    172,947                                                       172,947
Comprehensive income (loss):
     Net loss                                                                                      (44,220,358)    (44,220,358)
     Other comprehensive income (loss),
       net of  tax:
         Unrealized gain of                                                        4,160,541                         4,160,541
           available-for-sale securities                                                                           -----------
     Comprehensive loss                                                                                            (40,059,817)

                                         ----------  -------------  ----------- ----------------  ----------------------------
BALANCE, MARCH 31, 1998                 $ 220,823   $259,826,741     $ (1,077)  $ 12,341,365     $ (214,693,769)  $ 57,694,083

                                         ==========  =============  ==========  ==============   ==============  =============


See notes to consolidated financial statements.




     USN COMMUNICATIONS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)


                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                   -----------------------------------------
                                                                                         1998                    1997
                                                                                   -----------------       -----------------

      CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                       $ (44,220,358)          $ (17,560,905)
      Adjustments to reconcile net loss to net cash flows from
         operating activities:
        Depreciation and amortization                                                     2,152,404                 361,243
        Amortization of organization costs and intangibles                                   62,546                 364,646
        Non-cash interest on debt obligations                                             7,017,247               2,016,191
        Stock compensation award expense                                                    172,947                 125,697
        Changes in:
          Accounts receivable                                                          (18,361,904)             (1,342,077)
          Allowance for doubtful accounts                                                 1,244,661                 120,032
          Other current assets                                                            (269,147)               (199,945)
          Other assets                                                                            -               (294,338)
          Accounts payable                                                                2,868,484             (1,291,659)
          Accrued expenses                                                                9,089,488                 779,384
                                                                                   -----------------       -----------------
              Net cash flows from operating activities                                 (40,243,632)            (17,041,763)

      CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                                (5,763,436)             (2,917,385)
      Purchase of subsidiary, net of cash acquired                                     (69,053,616)                    -
                                                                                   -----------------       -----------------
              Net cash flows from investing activities                                 (74,817,052)             (2,917,385)

      CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Consent Convertible Notes                                            10,000,000                    -
      Issuance of common stock                                                          138,067,891                    -
      Costs incurred related to issuance of stock                                      (10,764,324)                    -
      Deposits                                                                          (1,390,224)                 32,550
      Repayment of capital lease obligations and notes payable                            (144,452)               (154,053)
                                                                                   -----------------       -----------------

              Net cash flows from financing activities                                  135,768,891               (121,503)
                                                                                   -----------------       -----------------
      NET INCREASE (DECREASE) IN CASH                                                    20,708,207            (20,080,651)

      CASH AND CASH EQUIVALENTS - Beginning of period                                    87,454,418              60,818,478
                                                                                   -----------------       -----------------

      CASH AND CASH EQUIVALENTS - End of period                                       $ 108,162,625            $ 40,737,827
                                                                                   =================       =================

      SUPPLEMENTAL CASH FLOW INFORMATION:

      Conversion of Preferred Stock to Common Stock                                    $ 57,856,079               -
                                                                                   =================       =================
      Dividends Paid in Kind                                                            $ 2,095,089               $ 450,000
                                                                                   =================       =================
      Declared Dividends                                                                  $ 578,734               $ 225,000
                                                                                   =================       =================
      Capital Lease Obligations Incurred                                                  $ 287,617               -
                                                                                   =================       =================
      Cash Paid for Interest                                                               $ 45,286                 $26,464
                                                                                   =================       =================
      Cash Paid for Income Taxes                                                          -                       -
                                                                                   =================       =================

    See Notes to Condensed Consolidated Financial Statements.




                 USN COMMUNICATIONS, INC. AND SUBSIDIARIES

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MARCH 31, 1998

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The unaudited, condensed consolidated financial statements of USN Communications, Inc. (the "Company") included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2.    NEW ACCOUNTING PRONOUNCEMENTS

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components. Other comprehensive income consists solely of unrealized gains on available-for-sale securities.

3.    ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following (in thousands):

                                        March 31, 1998  December 31, 1997
                                       ---------------- ------------------

Billed                                      $21,191          $10,790
Unbilled                                     34,014           17,664
                                             ------           ------
Gross accounts receivable                    55,205           28,454
Allowance for doubtful accounts              (7,684)          (4,537)
                                            -------          -------
Net accounts receivable                     $47,521          $23,917
                                            =======          =======


     Unbilled accounts receivable comprises access charges, features and usage for revenue earned but not yet billed to customers. Substantially all unbilled accounts receivable were billed within 45 days after the quarter.

4.    PRIVATE PLACEMENT OFFERINGS

     In August 1997, in connection with the 1997 private placement offering, the Company issued an option to the holders of 14% Senior
Discount Note due 2003 (the "14% Senior Notes") to purchase $13.0 million aggregate principal amount at maturity of the Company's 9% Convertible Subordinated Discount Notes due 2006 ("Consent Notes"), for an aggregate purchase price of $10 million and convertible into common stock at a conversion price of $10.121 per share based on accreted value at the time of conversion. Pursuant to the option, which was exercised by the holders in October 1997, the Consent Notes were sold in January 1998 at a price before commissions of $767.90 per $1,000 face amount. These notes will accrete interest at an annual rate of 9%, compounded semiannually, until January
13, 2001. Thereafter interest will be paid semiannually in arrears in cash.

     In March 1998, the holders of the 14% Senior Notes exchanged $31.5 million aggregate principal amount at maturity of the Company's 14% Senior Notes for $33.6 million aggregate principal amount at maturity of the Company's 14 5/8% Senior Discount Notes due 2004 (the "14 5/8% Senior Notes").

5.    CHANGES IN EQUITY

     In February 1998, the Company issued and sold 8,600,000 shares of Common Stock (of which 600,000 shares were sold pursuant to the underwriters' over-allotment options) in its initial public offering for net proceeds of approximately $127.0 million. In March 1998, the Company issued and sold 28,861 additional shares solely to cover underwriters' over-allotment options for net proceeds of $0.4 million. In conjunction with the initial public offering, all of the Company's outstanding 9% Preferred Stock and Series A 9% Preferred Stock, including dividends accrued through the conversion date, were converted to 6,130,175 shares of Class A Common Stock. Subsequently, all of the shares of the Company's Class A Common Stock were converted to an equal number of the Company's newly created Common Stock.

6.    ACQUISITION

     On February 20, 1998, the Company used a portion of the net proceeds from its initial public offering to acquire all of the outstanding capital stock of Hatten Communications Holding Company, Inc., a Connecticut corporation ("Hatten Communications"), pursuant to a Stock Purchase Agreement dated January 7, 1998, for approximately $69.1 million, net of cash acquired, including the repayment of approximately $14.0 million of existing indebtedness and the payment of certain fees and expenses.

     The acquisition was recorded under the purchase method of accounting, and accordingly, the results of operations of Hatten Communications have been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated to assets acquired and liabilities assumed based on their fair market value at the date of the acquisition as summarized below (in thousands):

Current assets                             $8,317
Long-term assets                            1,291
Intangible assets                          17,961
Goodwill                                   49,981
Current liabilities                       (8,496)
                                          -------
Purchase price                            $69,054
                                          =======

      Goodwill of $50.0 million is being amortized on a straight-line basis over 15 years. Additionally, the fair market value ascribed to the acquired customer list of $15.0 million, included in intangible assets, is being amortized on a straight-line basis over 5 years. Management is in the process of reviewing the final allocation of the purchase price.

     The following table reflects unaudited pro forma combined results of operations of the Company and Hatten Communications on the basis that the acquisition had taken place on January 1, 1997 (in thousands, except per share data):



                                                   Pro Forma              Pro Forma
                                                   March 31, 1998        March 31, 1997
                                                  -----------------     ---------------

Net service revenue                                  $43,156                $11,899
Net loss to common shareholders                     $(48,706)              $(20,284)
Net loss per common share - basic and diluted        $(3.39)                $(2.83)
Weighted average common shares outstanding            14,367                  7,175





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         In 1994, the Company entered the local telecommunications market as a facilities-based CLEC with network facilities in Ohio. Due to the high costs associated with the initial construction, installation and expansion of each local network facility, including right-of-way costs, franchise fees, interconnection charges and other operating expenses and in anticipation of the impact of the passage of the Telecommunications Act of 1996, the Company refocused its operations. The Company sold its existing facilities in Ohio and certain other assets in February 1996, and transferred certain liabilities with respect to those facilities, to pursue a non-facilities-based approach to the local telecommunications market. As part of the Company's strategy to refocus its operations, the Company, through a newly formed wholly owned acquisition subsidiary, Quest United, Inc. ("Quest"), acquired certain assets and assumed certain liabilities of Quest America, LP., a telecommunications reseller and consulting firm (the "Quest Acquisition").

         The Company negotiated for the first total service resale agreement with Ameritech Corporation for local services, which was signed in November 1995, and negotiated with NYNEX Corporation (now Bell Atlantic Corporation) for a comprehensive local resale agreement which was signed in July 1996. The Company also consummated various other agreements in 1996 with certain carriers for the resale of long distance and enhanced and other value-added services. The Company commenced the marketing and provisioning of services under those agreements during the latter half of 1996. Although management believes that its current strategy will have a positive effect on the Company's results of operations over the long-term, through an increase in its customer base and product offerings, this strategy is expected to have a negative effect on the Company's results of operations over the short-term. The Company anticipates losses and negative cash flow for the foreseeable future, attributable in part to significant investments in operating, sales, marketing, management information systems and general and administrative expenses. To date, the Company's growth, including capital expenditures, has been funded primarily by capital contributions, sales of preferred stock and by the proceeds from the private placement or public offering of debt and equity securities.

         In August 1997, the beneficial holders of all of the 14% Senior Notes and the 9% Convertible Subordinated Notes due 2003 (the "Convertible Notes") consented (the "Consent") to the amendment of the indentures with respect to the 14 % Senior Notes and the Convertible Notes to allow the Company to consummate the private placement of the 14 5/8% Senior Notes. In connection with the Consent, the Company paid a consent fee to such holders consisting of warrants to purchase 145,160 shares of Common Stock, at an exercise price of $.01 per share. The Company also granted to such holders an option to purchase the Consent Notes, which have terms substantially similar to the Convertible Notes, for an aggregate purchase price of $10.0 million. The option was exercised in October 1997 and the Consent Notes were issued in January 1998. Additionally, the Company granted to holders of the 14% Senior Notes an option, for a specified period of time, to exchange all, or a portion, of the 14% Senior Notes for 14 5/8% Senior Notes having an accreted value equal to the accreted value of such 14% Senior Notes at the time of such exchange. In March 1998, such holders exchanged $31.5 million aggregate principal amount at maturity of 14% Senior Notes for $33.6 million aggregate principal amount at maturity of 14 5/8% Senior Notes.

         In February 1998, the Company issued and sold 8,600,000 shares of its Common Stock (of which 600,000 shares were sold pursuant to the underwriters' over-allotment options) in its initial public offering for net proceeds of approximately $127.0 million. In March 1998, the Company issued and sold 28,861 additional shares solely to cover underwriters' over-allotment options for net proceeds of $0.4 million. Also, in February 1998, the Company completed the acquisition of Hatten Communications for approximately $69.1 million, which included the repayment of approximately $14.0 million of existing indebtedness and the payment of certain fees and expenses. The first quarter 1998 results include the operations of Hatten Communications from the acquisition date.

         The Company's net service revenue consists primarily of sales revenue from telecommunications resale services net of certain adjustments, including credits and allowances. The Company bills its subscribers for local, long distance and other service usage based on the type of service utilized, the number, time and duration of calls, the geographic location of the terminating phone numbers and the applicable rate plan in effect at the time of the call.

         Cost of service includes the cost of local, long distance and other services charged by carriers for recurring charges, per minute usage charges and feature charges, as well as the cost of fixed facilities for dedicated services and special regional calling plans.

         Sales and marketing expense consists of the costs of providing sales and other support services for customers including salaries of salesforce personnel. General and administrative expense consists of the costs of the billing and information systems and personnel required to support the Company's operations and growth as well as bad debts and all amortization expenses. Depreciation is allocated throughout sales, marketing, general and administrative expense based on asset ownership.

         The Company has experienced significant growth in the past and, depending on the extent of its future growth, may experience significant strain on its management, personnel and information systems. To accommodate this growth, the Company will continue to implement and improve operational, financial and management information systems. In an effort to support its growth, the Company added several senior management positions and over 600 employees in 1997 and over 400 employees in the first quarter of 1998. Also, the Company is implementing new information systems that will provide improved recordkeeping for customer information and management of uncollectible accounts and fraud control.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         Net service revenue increased to $32.4 million for the three months ended March 31, 1998 from $3.9 million for the three months ended March 31, 1997. The number of local access lines in service at March 31, 1998 was 226,084 compared to 18,557 as of March 31, 1997. The net increase in access lines was 54,122 lines for the first quarter of 1998 compared to 10,193 lines for the first quarter of 1997. The increase in net service revenue was due primarily to the substantial increase in the Company's installed base and the corresponding increase in the customer base in the Company's geographic markets.

         Gross profit increased to $5.8 million for the three months ended March 31, 1998 from $0.5 million for the three months ended March 31, 1997. The increase in gross profit is attributable to the above mentioned increase in customer base. The gross margin percentage was 17.8% for the first quarter of 1998, up from 12.3% for the first quarter of 1997 and 14.4% for the fourth quarter of 1997. The acquisition of Hatten Communications in the first quarter of 1998 contributed to the favorable increase in the gross profit percentage.

         Sales and marketing expenses increased $14.2 million, or 139%, from $10.2 million for the three months ended March 31, 1997 to $24.4 million for the three months ended March 31, 1998. The increase was due primarily to an increase in the number of sales and marketing employees from approximately 420 at March 31, 1997 to approximately 835 at March 31, 1998 to support the growth in customer base. This increase in headcount resulted in increases to salaries and benefits of approximately $9.8 million, travel and training costs of approximately $1.7 million, recruitment costs of approximately $1.3 million and facility and office related expenses of approximately $0.9 million. These increases were offset by a decrease of $1.0 million in advertising costs.

         General and administrative expenses increased $13.6 million, or 209%, to $20.1 million for the three months ended March 31, 1998 versus
$6.5 million for the three months ended March 31, 1997. The increase was due primarily to an increase in the number of operations and administrative employees from approximately 200 at March 31, 1997 to approximately 615 at March 31, 1998 to support the growth in the customer base, which resulted in increases to salaries and benefits of approximately $3.6 million, increased bad debt expense of approximately $2.2 million, billing costs of approximately $2.0 million, fees paid to consultants and other professionals of approximately $1.9 million and facility related costs of approximately $1.4 million.

         Interest and other income increased to $1.6 million for the three months ended March 31, 1998 from $0.6 million for the three months ended March 31, 1997 due primarily to an increase in the average cash and cash equivalents balance for the three month period ended March 31, 1998 versus the three month period ended March 31, 1997.

         Interest expense increased to $7.1 million for the three months ended March 31, 1998 from $2.0 million for the three months ended March 31, 1997. This increase was due primarily to interest expense attributable to the 14 5/8% Senior Notes issued in August 1997 and the Consent Notes issued in January 1998.

         As a result of the factors described above, the Company had a net loss of $44.2 million for the three months ended March 31, 1998 compared to a net loss of $17.6 million for the three months ended March 31, 1997. The first quarter 1998 EBITDA was a negative $36.5 million versus a negative $15.4 million in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has funded its operations primarily through proceeds from the issuance of debt and equity securities. As of March 31, 1998, the Company had cash and cash equivalents of $108.2 million and working capital of $123.1 million. The Company's operating activities utilized cash of approximately $40.2 million for the three months ended March 31, 1998 and $17.0 million for the three months ended March 31, 1997.

         The Company's investing activities for the three months ended March 31, 1998 of $74.8 million consists of $69.1 million for the purchase of Hatten Communications and property and equipment purchases of $5.8 million related to the development of systems infrastructure and the increase in computer equipment and office buildouts related to the corresponding increase in headcount. For the three months ended March 31, 1997, the Company's investing activities consisted of $2.9 million of property and equipment purchases for sales office expansion in the Company's geographic markets.

         The Company's financing activities generated $135.8 million for the three months ended March 31, 1998. In January 1998, the Company issued $13.0 million aggregate principal amount at maturity of Consent Notes for an aggregate purchase price of $10.0 million. In February 1998, the Company issued and sold 8,600,000 shares of Common Stock (of which 600,000 shares were sold pursuant to the underwriters' over-allotment options) in its initial public offering for net proceeds of approximately $127.0 million. In March 1998, the Company issued and sold 28,861 additional shares solely to cover underwriters' over-allotment options for net proceeds of $0.4 million. Cash utilized for financing activities for the three months ended March 31, 1997 of approximately $122,000 related primarily to the repayment of capital lease obligations and notes payable.


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

ITEM 2.  CHANGES IN SECURITIES

         In February 1998, in connection with the Company's initial public offering, all of the Company's 9% Preferred Stock and Series A 9% Preferred Stock, including dividends accrued through the conversion date, were converted into shares of the Company's Class A Common Stock. Such Class A Common Stock, along with the Company's Class A Common Stock previously outstanding, was converted into the Company's Common Stock, par value $.01 per share, in connection with the initial public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

     27.  Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         Form 8-K dated January 8, 1998 to report the execution of a definitive agreement for the acquisition, by the Company, of Hatten Communications.

         Form 8-K dated March 6, 1998 to report the closing of the acquisition, by the Company, of Hatten Communications.


                                 SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          USN COMMUNICATIONS, INC.
                                                 (Registrant)

Date:  May 15, 1998                        /s/ GERALD J. SWEAS
                                          --------------------
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Duly authorized officer and
                                          principal financial
                                          officer of the registrant)


                             INDEX TO EXHIBITS


                                                          SEQUENTIALLY
   EXHIBIT                                                NUMBERED
   NUMBER           EXHIBIT DESCRIPTION                   PAGE

   27               Financial Data Schedule                17