Form 10-Q/A
period 1998-03-31
USN COMMUNICATIONS INC
filed 1998-08-07
CIK 926134

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

  [X]     AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Transition period from to

                         COMMISSION FILE NO. 333-16265

                           USN COMMUNICATIONS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              36-3947804
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
             INCORPORATION
           OR ORGANIZATION)

 10 SOUTH RIVERSIDE PLAZA, SUITE 401,                   60606
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

  The Registrant hereby amends and restates its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, filed with the Securities and Exchange Commission on May 15, 1998, to revise certain pro forma information included in Footnote 6.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   USN COMMUNICATIONS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                    MARCH 31,    DECEMBER 31,
                                                      1998           1997
                                                  -------------  -------------
                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents....................... $ 108,162,625  $  87,454,418
 Marketable equity securities....................    12,341,365      8,180,824
Accounts receivable, net of allowances for
 doubtful accounts of $7,684,000 at 1998 and
 $4,537,000 at 1997..............................    47,521,094     23,917,093
Inventory........................................     1,217,187            --
 Other current assets............................     2,621,170      1,443,575
                                                  -------------  -------------
   Total current assets..........................   171,863,441    120,995,910
Property and equipment--net......................    22,762,708     16,802,065
Goodwill, net of accumulated amortization of
 $369,000 at 1998................................    49,611,970            --
Other assets.....................................    50,822,231     33,402,271
                                                  -------------  -------------
   Total assets.................................. $ 295,060,350  $ 171,200,246
                                                  =============  =============
  LIABILITIES, REDEEMABLE PREFERRED STOCK, AND
      COMMON STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
 Accounts payable................................ $  28,457,007  $  20,485,168
 Accrued expenses and other liabilities..........    19,648,351      7,178,373
 Capital lease obligations and notes payable.....       618,440        559,223
                                                  -------------  -------------
   Total current liabilities.....................    48,723,798     28,222,764
 14 5/8% Senior Discount Notes, net of Original
  Issue Discount.................................   133,285,939    105,486,381
 14% Senior Discount Notes, net of Original
  Issue Discount.................................    12,969,222     35,790,140
 9% Convertible Subordinated Discount Notes, net
  of Original Issue..............................    31,546,854     30,867,615
Discount
 9% Consent Convertible Notes, net of Original
  Issue Discount.................................    10,187,500            --
 Capital lease obligations and notes payable.....       652,954        555,960
                                                  -------------  -------------
   Total liabilities.............................   237,366,267    200,922,860
REDEEMABLE PREFERRED STOCK:
 9% Cumulative Convertible Pay-In-Kind Preferred
  Stock: par value $1;
  30,000 shares authorized at 1997; 10,920
  shares outstanding at
  December 31, 1997..............................           --          10,920
 9% Cumulative Convertible Pay-In-Kind Preferred
  Stock, Series A: par value $1; 150,000 shares
  authorized at 1997; 45,209 shares outstanding
  at December 31, 1997...........................           --          45,209
 Accumulated unpaid dividends....................           --       1,516,355
 Additional paid-in-capital......................           --      55,704,861
                                                  -------------  -------------
   Total redeemable preferred stock..............           --      57,277,345
COMMON STOCKHOLDERS' EQUITY (DEFICIT):
 Common stock, $.01 par value, 100,000,000
  shares authorized at March
  31, 1998 and 30,000,000 shares authorized at
  December 31, 1997; 22,082,333 and 7,282,511
  shares issued at March 31, 1998 and December
  31, 1997, respectively.........................       220,823         72,826
 Additional paid-in capital......................   259,826,741     74,642,145
 Treasury stock, 10,000 shares at December 31,
  1998 and 1997..................................        (1,077)        (1,077)
Accumulated other comprehensive income:
 Unrealized gain on available-for-sale
  securities.....................................    12,341,365      8,180,824
 Accumulated deficit.............................  (214,693,769)  (169,894,677)
                                                  -------------  -------------
   Total common stockholders' equity (deficit)...    57,694,083    (86,999,959)
                                                  -------------  -------------
   Total liabilities, redeemable preferred stock,
    and common stockholders' equity (deficit).... $ 295,060,350  $ 171,200,246
                                                  =============  =============

           See Notes to Condensed Consolidated Financial Statements.

                   USN COMMUNICATIONS, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH
                                                               31,
                                                    --------------------------
                                                        1998          1997
                                                    ------------  ------------
NET SERVICE REVENUE                                 $ 32,420,538  $  3,916,839
COST OF SERVICES...................................   26,636,511     3,435,022
                                                    ------------  ------------
    Gross profit...................................    5,784,027       481,817
EXPENSES:
  Sales and marketing..............................   24,425,177    10,190,647
  General and administrative.......................   20,087,841     6,462,343
                                                    ------------  ------------
OPERATING LOSS.....................................  (38,728,991)  (16,171,173)
OTHER INCOME (EXPENSE):
  Interest income..................................    1,568,417       643,290
  Interest expense.................................   (7,062,533)   (2,036,327)
  Other income.....................................        2,749         3,305
                                                    ------------  ------------
    Other income (expense)--net....................   (5,491,367)   (1,389,732)
                                                    ------------  ------------
NET LOSS........................................... $(44,220,358) $(17,560,905)
                                                    ============  ============
ACCUMULATED PREFERRED DIVIDENDS.................... $    578,734  $    225,000
                                                    ============  ============
NET LOSS TO COMMON SHAREHOLDERS.................... $(44,799,092) $(17,785,905)
                                                    ============  ============
NET LOSS PER COMMON SHARE --BASIC AND DILUTED...... $      (3.12) $      (2.48)
                                                    ============  ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.........   14,366,749     7,175,250
                                                    ============  ============



           See Notes to Condensed Consolidated Financial Statements.

                   USN COMMUNICATIONS, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK (UNAUDITED) THREE MONTHS ENDED MARCH 31, 1998 AND YEAR ENDED DECEMBER 31, 1997

                                     SERIES A
                           9% PIK     9% PIK    ACCUMULATED    ADDITIONAL
                          PREFERRED  PREFERRED     UNPAID       PAID-IN
                            STOCK      STOCK     DIVIDENDS      CAPITAL        TOTAL
                          ---------  ---------  ------------  ------------  ------------
BALANCE, DECEMBER 31,
 1996...................  $  10,000             $    225,000  $  9,810,185  $ 10,045,185
Issuance of 920 shares
 of 9% PIK Preferred
 Stock as payment of
 dividends..............        920                 (920,251)      919,331           --
Issuance of 45,209
 shares of Series A 9%
 PIK Preferred Stock....             $ 45,209                   45,163,863    45,209,072
Costs incurred related
 to issuance of Series A
 9% PIK Preferred Stock.                                          (188,518)     (188,518)
Accumulated dividends on
 9% PIK Preferred Stock.                             940,957                     940,957
Accumulated dividends on
 Series A 9% PIK
 Preferred Stock........                           1,270,649                   1,270,649
                          ---------  --------   ------------  ------------  ------------
BALANCE, DECEMBER 31,
 1997...................     10,920    45,209      1,516,355    55,704,861    57,277,345
                          ---------  --------   ------------  ------------  ------------
Accumulated dividends on
 9% PIK Preferred Stock.                             113,847                     113,847
Accumulated dividends on
 Series A 9% PIK
 Preferred Stock........                             464,887                     464,887
Conversion of 9% PIK and
 Series A 9% PIK
 Preferred Stock to
 common stock...........    (10,920)  (45,209)    (2,095,089)  (55,704,861)  (57,856,079)
                          ---------  --------   ------------  ------------  ------------
BALANCE, MARCH 31, 1998.  $     --   $    --    $        --   $        --   $        --
                          =========  ========   ============  ============  ============



           See Notes to Condensed Consolidated Financial Statements.

                   USN COMMUNICATIONS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                             (DEFICIT) (UNAUDITED)
       THREE MONTHS ENDED MARCH 31, 1998 AND YEAR ENDED DECEMBER 31, 1997

                                                              ACCUMULATED
                                    ADDITIONAL     COMMON        OTHER
                           COMMON    PAID-IN     STOCK HELD  COMPREHENSIVE  ACCUMULATED
                           STOCK     CAPITAL     IN TREASURY    INCOME        DEFICIT         TOTAL
                          -------- ------------  ----------- ------------- -------------  -------------
BALANCE, DECEMBER 31,
 1996...................  $ 71,853 $ 54,114,755    $(1,077)                $ (57,791,382) $  (3,605,851)
Issuance of 97,251
 shares of common stock.       973      531,125                                                 532,098
Compensation expense on
 stock options..........                644,538                                                 644,538
Issuance of stock
 warrants...............             19,351,727                                              19,351,727
Accumulated dividends on
 9% PIK Preferred Stock.                                                        (940,957)      (940,957)
Accumulated dividends on
 Series A 9% PIK
 Preferred Stock........                                                      (1,270,649)    (1,270,649)
Comprehensive income
 (loss):
  Net loss..............                                                    (109,891,689)  (109,891,689)
  Other comprehensive
   income (loss), net of
   tax:
    Unrealized gain of
     available-for-sale
     securities.........                                      $ 8,180,824                     8,180,824
                                                                                          -------------
  Comprehensive loss....                                                                   (101,710,865)
                          -------- ------------    -------    -----------  -------------  -------------
BALANCE, DECEMBER 31,
 1997...................    72,826   74,642,145     (1,077)     8,180,824   (169,894,677)   (86,999,959)
                          -------- ------------    -------    -----------  -------------  -------------
Issuance of 8,669,636
 shares of common stock.    86,696  137,981,195                                             138,067,891
Costs incurred related
 to issuance of stock...            (10,764,324)                                            (10,764,324)
Accumulated dividends on
 9% PIK Preferred Stock.                                                        (113,847)      (113,847)
Accumulated dividends on
 Series A 9% PIK
 Preferred Stock........                                                        (464,887)      (464,887)
Conversion of 9% PIK and
 Series A 9% PIK
 Preferred Stock to
 common stock...........    61,301   57,794,778                                              57,856,079
Compensation expense on
 stock options..........                172,947                                                 172,947
Comprehensive income
 (loss):
  Net loss..............                                                     (44,220,358)   (44,220,358)
  Other comprehensive
   income (loss), net of
   tax:
    Unrealized gain of
     available-for-sale
     securities.........                                        4,160,541                     4,160,541
                                                                                          -------------
  Comprehensive loss....                                                                    (40,059,817)
                          -------- ------------    -------    -----------  -------------  -------------
BALANCE, MARCH 31, 1998.  $220,823 $259,826,741    $(1,077)   $12,341,365  $(214,693,769) $  57,694,083
                          ======== ============    =======    ===========  =============  =============

           See Notes to Condensed Consolidated Financial Statements.

                   USN COMMUNICATIONS, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   THREE MONTHS ENDED MARCH
                                                              31,
                                                   --------------------------
                                                       1998          1997
                                                   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.......................................... $(44,220,358) $(17,560,905)
Adjustments to reconcile net loss to net cash
 flows from operating activities:
  Depreciation and amortization...................    2,152,404       361,243
  Amortization of organization costs and
   intangibles....................................       62,546       364,646
  Non-cash interest on debt obligations...........    7,017,247     2,016,191
  Stock compensation award expense................      172,947       125,697
  Changes in:
    Accounts receivable...........................  (18,361,904)   (1,342,077)
    Allowance for doubtful accounts...............    1,244,661       120,032
    Other current assets..........................     (269,147)     (199,945)
    Other assets..................................          --       (294,338)
    Accounts payable..............................    2,868,484    (1,291,659)
    Accrued expenses..............................    9,089,488       779,384
                                                   ------------  ------------
      Net cash flows from operating activities....  (40,243,632)  (17,041,763)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment................   (5,763,436)   (2,917,385)
Purchase of subsidiary, net of cash acquired......  (69,053,616)          --
                                                   ------------  ------------
      Net cash flows from investing activities....  (74,817,052)   (2,917,385)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Consent Convertible Notes...........   10,000,000           --
Issuance of common stock..........................  138,067,891           --
Costs incurred related to issuance of stock.......  (10,764,324)          --
Deposits..........................................   (1,390,224)       32,550
Repayment of capital lease obligations and notes
 payable..........................................     (144,452)     (154,053)
                                                   ------------  ------------
      Net cash flows from financing activities....  135,768,891      (121,503)
                                                   ------------  ------------
NET INCREASE (DECREASE) IN CASH...................   20,708,207   (20,080,651)
CASH AND CASH EQUIVALENTS--Beginning of period....   87,454,418    60,818,478
                                                   ------------  ------------
CASH AND CASH EQUIVALENTS--End of period.......... $108,162,625  $ 40,737,827
                                                   ============  ============
SUPPLEMENTAL CASH FLOW INFORMATION:
Conversion of Preferred Stock to Common Stock..... $ 57,856,079           --
                                                   ============  ============
Dividends Paid in Kind............................ $  2,095,089  $    450,000
                                                   ============  ============
Declared Dividends................................ $    578,734  $    225,000
                                                   ============  ============
Capital Lease Obligations Incurred................ $    287,617           --
                                                   ============  ============
Cash Paid for Interest............................ $     45,286  $     26,464
                                                   ============  ============
Cash Paid for Income Taxes........................          --            --
                                                   ============  ============

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

2. NEW ACCOUNTING PRONOUNCEMENTS

  On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. Other comprehensive income consists solely of unrealized gains on available-for-sale securities.

3. ACCOUNTS RECEIVABLE

  Accounts receivable consists of the following (in thousands):

                                                          MARCH 31, DECEMBER 31,
                                                            1998        1997
                                                          --------- ------------
      Billed.............................................  $21,191    $10,790
      Unbilled...........................................   34,014     17,664
      Gross accounts receivable..........................   55,205     28,454
      Allowance for doubtful accounts....................   (7,684)    (4,537)
      Net accounts receivable............................  $47,521    $23,917

  Unbilled accounts receivable comprises access charges, features and usage for revenue earned but not yet billed to customers. Substantially all unbilled accounts receivable were billed within 45 days after the quarter.

4. PRIVATE PLACEMENT OFFERINGS

  In August 1997, in connection with the 1997 private placement offering, the Company issued an option to the holders of the 14% Senior Discount Notes due 2006 (the "14% Senior Notes") to purchase $13.0 million aggregate principal amount at maturity of the Company's 9% Convertible Subordinated Discount Notes due 2006 ("Consent Notes") for an aggregate purchase price of $10 million and convertible into common stock at a conversion price of $10.121 per share based on accreted value at the time of conversion. Pursuant to the option, which was exercised by the holders in October 1997, the Consent Notes were sold in January 1998 at a price before commissions of $767.90 per $1,000 face amount. These notes will accrete interest at an annual rate of 9%, compounded semiannually, until January 13, 2001. Thereafter interest will be paid semiannually in arrears in cash.

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

      Current assets................................................... $ 8,317
      Long-term assets.................................................   1,291
      Intangible assets................................................  17,961
      Goodwill.........................................................  49,981
      Current liabilities..............................................  (8,496)
      Purchase price................................................... $69,054

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

  The following table reflects unaudited pro forma combined results of operations of the Company and Hatten Communications on the basis that the acquisition had taken place on January 1, 1997 (in thousands, except per share data):

                                                           PRO FORMA  PRO FORMA
                                                           MARCH 31,  MARCH 31,
                                                             1998       1997
                                                           ---------  ---------
      Net service revenue................................. $ 38,518   $ 11,899
      Net loss to common shareholders..................... $(46,558)  $(19,730)
      Net loss per common share B--basic and diluted...... $  (3.24)  $  (2.75)
      Weighted average common shares outstanding..........   14,367      7,175

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

  In August 1997, the beneficial holders of all of the 14% Senior Notes and the 9% Convertible Subordinated Notes due 2003 (the "Convertible Notes") consented (the "Consent") to the amendment of the indentures with respect to the 14% Senior Notes and the Convertible Notes to allow the Company to consummate the private placement of the 14 5/8% Senior Notes. In connection with the Consent, the Company paid a consent fee to such holders consisting of warrants to purchase 145,160 shares of Common Stock, at an exercise price of $.01 per share. The Company also granted to such holders an option to purchase the Consent Notes, which have terms substantially similar to the Convertible Notes, for an aggregate purchase price of $10.0 million. The option was exercised in October 1997 and the Consent Notes were issued in January 1998. Additionally, the Company granted to holders of the 14% Senior Notes an option, for a specified period of time, to exchange all, or a portion, of the 14% Senior Notes for 14 5/8% Senior Notes having an accreted value equal to the accreted value of such 14% Senior Notes at the time of such exchange. In March 1998, such holders exchanged $31.5 million aggregate principal amount at maturity of 14% Senior Notes for $33.6 million aggregate principal amount at maturity of 14 5/8% Senior Notes.

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

  None.

ITEM 5. OTHER INFORMATION

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS

    27. Financial Data Schedule (Previously filed as an Exhibit to the Registrant's Report on Form 10-Q, as filed with the Commission on May 15,
  1998)

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

                                          USN Communications, Inc.
                                              (Registrant)

                                                   /s/ Gerald J. Sweas
                                          -------------------------------------
                                          Executive Vice President and Chief
                                           Financial Officer (Duly authorized
                                           officer and principal financial
                                           officer of the registrant)

Date: August 7, 1998

                               INDEX TO EXHIBITS

                                                                 SEQUENTIALLY
  EXHIBIT                                                          NUMBERED
  NUMBER                   EXHIBIT DESCRIPTION                       PAGE
  -------                  -------------------                   ------------
    27     Financial Data Schedule (Previously filed as an
           Exhibit to the Registrant's Report on Form 10-Q, as
           filed with the Commission on May 15, 1998)                 17