Form 10-Q
period 1998-06-30
USN COMMUNICATIONS INC
filed 1998-08-13
CIK 926134

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1998

                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

                        Commission file number 0-23683


                           USN COMMUNICATIONS, INC.
                           ------------------------
            (Exact name of registrant as specified in its charter)



                Delaware                            36-3947804
                --------                            ----------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)



     10 South Riverside Plaza, Suite 401, Chicago, Illinois     60606
     ----------------------------------------------------------------------
            (Address of principal executive offices)          (Zip Code)



       Registrant's telephone number, including area code (312) 906-3600
                                                          --------------


                                      N/A
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 31, 1998, there were 23,483,519 shares outstanding of the registrant's Common Stock, par value $.01 per share.

                          Exhibit Index is on page 21.

[CAPTION]

                         PART I. FINANCIAL INFORMATION

 Item 1.  FINANCIAL STATEMENTS

 USN COMMUNICATIONS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                                             June 30,         December 31,
                                                                              1998               1997
                                                                            --------         ------------
 ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                                               $ 56,372,059       $ 87,454,418
   Marketable equity securities                                                     -            8,180,824
   Accounts receivable, net of allowance for doubtful accounts of
     $8,409,000 at 1998 and $4,537,000 at 1997                               58,463,801         23,917,093
   Inventory                                                                  1,249,205                -
   Other current assets                                                       6,136,085          1,443,575
                                                                          -------------      -------------
        Total current assets                                                122,221,150        120,995,910
Property and equipment-net                                                   31,990,041         16,802,065
Goodwill, net of accumulated amortization of $1,202,000 at 1998              48,778,948                -
Other assets                                                                 53,998,288         33,402,271
                                                                          -------------      -------------
        Total assets                                                      $ 256,988,427      $ 171,200,246
                                                                          -------------      -------------

 LIABILITIES, REDEEMABLE PREFERRED STOCK AND
  COMMON STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                                        $ 34,336,208       $ 20,485,168
   Accrued expenses and other liabilities                                    16,533,312          7,178,373
   Capital lease obligations and notes payable                                  585,926            559,223
                                                                           ------------       ------------
        Total current liabilities                                            51,455,446         28,222,764

14 5/8% Senior Discount Notes, net of Original Issue Discount               138,119,210        105,486,381
14% Senior Discount Notes, net of Original Issue Discount                    13,423,146         35,790,140
9% Convertible Subordinated Discount Notes, net of
   Original Issue Discount                                                   32,256,657         30,867,615
9% Consent Convertible Notes, net of Original Issue Discount                 10,412,500                -
Capital lease obligations and notes payable                                     534,632            555,960
                                                                           ------------        -----------

        Total liabilities                                                   246,201,591        200,922,860

REDEEMABLE PREFERRED STOCK:
    9% Cumulative Convertible Pay-In-Kind Preferred Stock:  par
      value $1; 30,000 shares authorized at 1997;  10,920 shares
      outstanding at December 31,1997                                               -               10,920
    9% Cumulative Convertible Pay-In-Kind Preferred Stock,
      Series A: par value $1;  150,000 shares authorized at 1997;
      45,209 shares outstanding at December 31, 1997                                -               45,209
    Accumulated unpaid dividends                                                    -            1,516,355
    Additional paid-in-capital                                                      -           55,704,861
                                                                           ------------       ------------
        Total redeemable preferred stock                                            -           57,277,345

 COMMON STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $.01 par value, 100,000,000 shares authorized at June 30, 1998 and 30,000,000 shares authorized at December 31,
     1997; 23,376,791 and  7,282,511 shares issued at
     June 30, 1998 and December 31, 1997, respectively                          233,768             72,826
   Additional paid-in capital                                               259,999,781         74,642,145
   Treasury stock, 10,000 shares                                                 (1,077)            (1,077)
   Accumulated other comprehensive income:
     Unrealized gain on available-for-sale securities                               -            8,180,824
   Accumulated deficit                                                     (249,445,636)      (169,894,677)
                                                                          -------------      -------------
       Total common stockholders' equity (deficit)                           10,786,836        (86,999,959)
                                                                          -------------      -------------
 TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND
   COMMON STOCKHOLDERS' EQUITY (DEFICIT)                                  $ 256,988,427      $ 171,200,246
                                                                          -------------      -------------

See Notes to Condensed Consolidated Financial Statements.


USN COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                                                       Three Months Ended June 30,
                                                                                  ------------------------------------
                                                                                       1998                    1997
                                                                                  ------------             -----------
 NET SERVICE REVENUE                                                              $ 49,632,595             $ 7,804,451
 COST OF SERVICES                                                                   38,600,944               7,084,813
                                                                                  ------------             -----------
      Gross profit                                                                  11,031,651                 719,638
 EXPENSES:
   Sales and marketing                                                              26,964,355              17,144,604
   General and administrative                                                       24,318,354               8,550,800
                                                                                  ------------            ------------
 OPERATING LOSS                                                                   (40,251,058)            (24,975,766)
 OTHER INCOME (EXPENSE):
   Interest income                                                                   1,224,887                 366,161
   Interest expense                                                                (7,443,380)             (2,092,874)
   Realized gain on sale of marketable securities                                   11,714,411               -
   Other income                                                                          3,273                     643
                                                                                --------------          --------------
      Other income (expense) - net                                                   5,499,191             (1,726,070)
                                                                                --------------          --------------
 NET LOSS                                                                       $ (34,751,867)          $ (26,701,836)
                                                                                ==============          ==============
 ACCUMULATED PREFERRED DIVIDENDS                                                     -                       $ 235,126
                                                                                ==============          ==============
 NET LOSS TO COMMON SHAREHOLDERS                                                $ (34,751,867)          $ (26,936,962)
                                                                                --------------          --------------
NET LOSS PER COMMON SHARE  - BASIC AND DILUTED                                        $ (1.50)                $ (3.74)
                                                                                ==============          ==============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED                      23,131,582               7,206,033
                                                                                ==============          ==============

See Notes to Condensed Consolidated Financial Statements.


USN COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                                                       Six Months Ended June 30,
                                                                                 -------------------------------------
                                                                                      1998                    1997
                                                                                 -------------           -------------
NET SERVICE REVENUE                                                               $ 82,053,133            $ 11,721,290
 COST OF SERVICES                                                                   65,237,455              10,519,835
                                                                                  ------------            ------------
      Gross profit                                                                  16,815,678               1,201,455
 EXPENSES:
   Sales and marketing                                                              51,389,532              27,335,250
   General and administrative                                                       44,406,195              15,013,143
                                                                                  ------------            ------------
 OPERATING LOSS                                                                   (78,980,049)            (41,146,938)
 OTHER INCOME (EXPENSE):
   Interest income                                                                   2,793,304               1,009,451
   Interest expense                                                               (14,505,913)             (4,129,201)
   Realized gain on sale of marketable securities                                   11,714,411               -
   Other income                                                                          6,022                   3,948
                                                                                  ------------            ------------
      Other income (expense) - net                                                       7,824             (3,115,802)
                                                                                  ------------            ------------
 NET LOSS                                                                       $ (78,972,225)          $ (44,262,740)
                                                                                ==============          ==============
 ACCUMULATED PREFERRED DIVIDENDS                                                     $ 578,734               $ 460,126
                                                                                ==============          ==============
 NET LOSS TO COMMON SHAREHOLDERS                                                $ (79,550,959)          $ (44,722,866)
                                                                                --------------          --------------
 NET LOSS PER COMMON SHARE  - BASIC AND DILUTED                                       $ (4.22)                $ (6.22)
                                                                                ==============          ==============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED                      18,851,767               7,190,902
                                                                                ==============          ==============

See Notes to Condensed Consolidated Financial Statements.



USN COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1998 AND YEAR ENDED DECEMBER 31, 1997
____________________________________________________________________________________________________________________________


                                                          Series A
                                               9 % PIK     9% PIK      Accumulated     Additional
                                              Preferred   Preferred      Unpaid          Paid-in
                                                Stock       Stock       Dividends        Capital          Total
                                              ---------   ---------    -----------     ----------         -----
BALANCE, DECEMBER 31, 1996                    $10,000                    $225,000      $9,810,185      $10,045,185
Issuance of 920 shares of 9% PIK Preferred
  Stock as payment of dividends                   920                   (920,251)         919,331             -
Issuance of 45,209 shares of Series A 9%
  PIK Preferred Stock                                      $45,209                     45,163,863       45,209,072
Costs incurred related to issuance of
  Series A 9% PIK Preferred Stock                                                       (188,518)        (188,518)
Accumulated dividends on 9% PIK Preferred Stock                           940,957                          940,957
Accumulated dividends on Series A 9% PIK
  Preferred Stock                                                       1,270,649                        1,270,649
                                               ------      -------      ---------      ----------      -----------
BALANCE, DECEMBER 31, 1997                     10,920       45,209      1,516,355      55,704,861       57,277,345
                                               ------      -------      ---------      ----------      -----------
Accumulated dividends on 9% PIK
   Preferred Stock                                                        113,847                          113,847
Accumulated dividends on Series A 9%
   PIK Preferred Stock                                                    464,887                          464,887
Conversion of 9% PIK and Series A 9%
   PIK Preferred Stock to common stock        (10,920)    (45,209)     (2,095,089)   (55,704,861)     (57,856,079)
                                              --------    --------     -----------   ------------    ------------
BALANCE, JUNE 30, 1998                        $    -      $    -       $       -      $       -       $       -
                                              ========    ========     ===========    ===========     ============

See Notes to Condensed Consolidated Financial Statements.


USN COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1998 AND YEAR ENDED DECEMBER 31, 1997
------------------------------------------------------------------------------------------------------------------------------
                                                                               ACCUMULATED
                                                 ADDITIONAL      COMMON           OTHER            ACCUMU-
                                     COMMON       PAID-IN      STOCK HELD     COMPREHENSIVE         LATED
                                      STOCK       CAPITAL     IN TREASURY        INCOME            DEFICIT           TOTAL
                                    ---------    ----------   -----------     --------------    -------------     ------------
BALANCE, DECEMBER 31, 1996          $71,853     $ 54,114,755     $ (1,077)                      $ (57,791,382)    $ (3,605,851)

 Issuance of 97,251 shares of           973          531,125                                                           532,098
  common stock
 Compensation expense on stock                       644,538                                                           644,538
  options
 Issuance of stock warrants                       19,351,727                                                        19,351,727
 Accumulated dividends on 9% PIK
  Preferred Stock                                                                                    (940,957)        (940,957)
 Accumulated dividends on Series
  A 9% PIK Preferred Stock                                                                         (1,270,649)      (1,270,649)
 Comprehensive income (loss):
    Net loss                                                                                     (109,891,689)    (109,891,689)
    Other comprehensive income
     (loss), net of  tax:
       Unrealized gain of
        available-for-sale
        securities                                                                $8,180,824                          8,180,824
                                                                                                                   ------------
    Comprehensive loss                                                                                             (101,710,865)
                                    --------    ------------      --------     -----------      -------------      ------------
BALANCE, DECEMBER 31, 1997            72,826      74,642,145        (1,077)      8,180,824       (169,894,677)      (86,999,959)
                                    --------    ------------      --------     -----------      -------------      ------------
Issuance of 8,628,861 shares of
 common stock                         86,288     137,975,487                                                        138,061,775
Costs incurred related to issuance
 of stock                                        (10,764,324)                                                       (10,764,324)
Accumulated dividends on 9% PIK
 Preferred Stock                                                                                      (113,847)        (113,847)
Accumulated dividends on Series A
 9% PIK Preferred Stock                                                                               (464,887)        (464,887)
Conversion of 9% PIK and Series A
 9% PIK  Preferred Stock to common
 stock                                61,301      57,794,778                                                         57,856,079
Issuance of 1,335,233 shares of
 common stock upon exercise of
 warrants and options                 13,353           5,801                                                             19,154
Compensation expense on stock
 options                                             345,894                                                            345,894
Comprehensive income (loss):
     Net loss                                                                                     (78,972,225)      (78,972,225)
     Other comprehensive income
      (loss), net of  tax:
        Unrealized gain on
         available-for-sale
         securities                                                              3,533,587                            3,533,587
        Realized gain on sale of
         marketable securities                                                 (11,714,411)                         (11,714,411)
                                                                                                                   ------------
     Comprehensive loss                                                                                             (87,153,049)
                                    --------    ------------      --------     -----------      -------------      ------------
BALANCE, JUNE 30, 1998              $233,768    $259,999,781      $ (1,077)    $      -         $(249,445,636)     $ 10,786,836
                                    --------    ------------      --------     -----------      -------------      ------------

See Notes to Condensed Consolidated Financial Statements.


USN COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                                                     Three Months Ended June 30,
                                                                                --------------------------------------
                                                                                     1998                    1997
                                                                                --------------          --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                       $ (34,751,867)          $ (26,701,836)
 Adjustments to reconcile net loss to net cash flows from
    operating activities:
   Depreciation and amortization                                                     4,440,148                 927,959
   Non-cash interest on debt obligations                                             7,393,866               2,067,172
   Stock compensation award expense                                                    172,947                 172,947
   Gain on sale of marketable securities                                          (11,714,411)                     -
  Changes in:
     Accounts receivable                                                          (11,667,200)             (3,896,224)
     Allowance for doubtful accounts                                                   724,493                 213,096
     Other assets                                                                  (3,400,870)               (351,444)
     Accounts payable                                                                5,879,201               3,107,807
     Accrued expenses                                                              (3,115,039)               3,997,178
                                                                                --------------          --------------
         Net cash flows from operating activities                                 (46,038,732)            (20,463,345)

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                               (11,601,771)             (4,253,860)
 Proceeds from sale of marketable securities                                        11,714,411                    -
                                                                                --------------           -------------
         Net cash flows from investing activities                                      112,640             (4,253,860)

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                                               13,038                   4,098
 Deposits                                                                          (5,726,676)                (15,532)
 Repayment of capital lease obligations and notes payable                            (150,836)               (288,940)
                                                                                --------------           -------------
         Net cash flows from financing activities                                  (5,864,474)               (300,374)
                                                                                --------------           -------------
 NET DECREASE IN CASH                                                             (51,790,566)            (25,017,579)
 CASH AND CASH EQUIVALENTS - Beginning of period                                   108,162,625              40,737,827
                                                                                --------------           -------------
 CASH AND CASH EQUIVALENTS - End of period                                        $ 56,372,059            $ 15,720,248
                                                                                ==============           =============
 SUPPLEMENTAL CASH FLOW INFORMATION:
 Declared dividends                                                                       -                  $ 235,126
                                                                                ==============           =============
 Capital lease obligations incurred                                                       -                  $ 444,903
                                                                                ==============           =============
 Cash paid for interest                                                               $ 45,478                $ 23,398
                                                                                ==============           =============
 Cash paid for income taxes                                                                -                       -
                                                                                ==============           =============


See Notes to Condensed Consolidated Financial Statements.

USN COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                -------------------------------------
                                                                                    1998                    1997
                                                                                --------------          -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                        $(78,972,225)            $(44,262,740)
 Adjustments to reconcile net loss to net cash flows from
    operating activities:
   Depreciation and amortization                                                     6,675,471               1,653,848
   Non-cash interest on debt obligations                                            14,411,113               4,083,363
   Stock compensation award expense                                                    345,894                 298,644
   Gain on sale of marketable securities                                           (11,714,411)                     -
   Changes in:
     Accounts receivable                                                           (30,029,104)             (5,342,353)
     Allowance for doubtful accounts                                                 1,969,154                 317,148
     Other assets                                                                   (3,690,390)               (845,727)
     Accounts payable                                                                8,747,685               1,816,148
     Accrued expenses                                                                5,974,449               4,776,561
                                                                                 -------------            ------------
         Net cash flows from operating activities                                  (86,282,364)            (37,505,108)

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                                (17,365,207)             (7,171,245)
 Proceeds from sale of marketable securities                                        11,714,411                      -
 Purchase of subsidiary, net of cash acquired                                      (69,053,616)                     -
                                                                                 -------------            ------------
        Net cash flows from investing activities                                  (74,704,412)              (7,171,245)

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Consent Convertible Notes                                            10,000,000                      -
 Issuance of common stock                                                          138,080,929                   4,098
 Costs incurred related to issuance of stock                                       (10,764,324)                     -
 Deposits                                                                           (7,116,900)                 17,018
 Repayment of capital lease obligations and notes payable                             (295,288)               (442,993)
                                                                                 -------------             -----------
         Net cash flows from financing activities                                  129,904,417                (421,877)
                                                                                 -------------             -----------
 NET DECREASE IN CASH                                                              (31,082,359)            (45,098,230)

 CASH AND CASH EQUIVALENTS - Beginning of period                                    87,454,418              60,818,478
                                                                                 -------------             -----------
 CASH AND CASH EQUIVALENTS - End of period                                        $ 56,372,059            $ 15,720,248
                                                                                 =============            ============
 SUPPLEMENTAL CASH FLOW INFORMATION:
 Conversion of preferred stock to common stock                                    $ 57,856,079                      -
                                                                                 =============            ============
 Declared dividends                                                               $    578,734            $    460,126
                                                                                 =============            ============
 Capital lease obligations incurred                                               $    287,617            $    444,903
                                                                                 =============            ============
 Dividends paid in kind                                                                     -             $    450,000
                                                                                 =============            ============
 Cash paid for interest                                                           $     90,764            $     49,862
                                                                                 =============            ============
 Cash paid for income taxes                                                                 -                       -
                                                                                 =============            ============

See Notes to Condensed Consolidated Financial Statements.

                   USN COMMUNICATIONS, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998


1    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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


2    NEW ACCOUNTING PRONOUNCEMENTS

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components. Other comprehensive income consists solely of unrealized gains on available-for-sale securities.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), effective for all fiscal quarters of fiscal years beginning after June 15, 1999. It establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is evaluating SFAS 133 to determine its impact on the consolidated financial statements.


3    ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following (in thousands):

                                               June 30,            December 31,
                                                 1998                 1997
                                              ----------           -----------
Billed                                         $44,288                $10,790
Unbilled                                        22,585                 17,664
                                               -------                -------
Gross accounts receivable                       66,873                 28,454
Allowance for doubtful accounts                 (8,409)                (4,537)
                                               -------                -------
Net accounts receivable                        $58,464                $23,917
                                               =======                =======

     Unbilled accounts receivable comprises access charges, features and usage for revenue earned but not yet billed to customers. A majority of the unbilled accounts receivable were billed within 30 days after the quarter.


4    PRIVATE PLACEMENT OFFERINGS

     In August 1997, in connection with the 1997 private placement offering, the Company issued an option to the holders of the 14% Senior Discount Notes due 2003 (the "14% Senior Notes") to purchase $13.0 million aggregate principal amount at maturity of the Company's 9% Convertible Subordinated Discount Notes due 2006 ("Consent Notes") for an aggregate purchase price of $10 million and convertible into common stock at a conversion price of $10.121 per share based on accreted value at the time of conversion. Pursuant to the option, which was exercised by the holders in October 1997, the Consent Notes were sold in January 1998 at a price of $767.90 per $1,000 face amount. These notes will accrete interest at an annual rate of 9%, compounded semiannually, until January 13, 2001. Thereafter interest will be paid semiannually in arrears in cash.

     In March 1998, the holders of the 14% Senior Notes exchanged $31.5 million aggregate principal amount at maturity of the Company's 14% Senior Notes for $33.6 million aggregate principal amount at maturity of the Company's 14 5/8% Senior Discount Notes due 2004 (the "14 5/8% Senior Notes").


5    CHANGES IN EQUITY

     In February 1998, the Company issued and sold 8,600,000 shares of Common Stock (of which 600,000 shares were sold pursuant to the underwriters' over-allotment options) in its initial public offering for net proceeds of approximately $127.0 million. In March 1998, the Company issued and sold 28,861 additional shares pursuant to the exercise of the underwriters' over-allotment option for net proceeds of $0.4 million. In conjunction with the initial public offering, all of the Company's outstanding 9% Cumulative Convertible Pay-In-Kind Preferred Stock ("9% Preferred Stock") and 9% Cumulative Convertible Pay-In-Kind Preferred Stock, Series A ("Series A Preferred Stock"), including dividends accrued through the conversion date, were converted to 6,130,175 shares of Class A Common Stock. At the time of the initial public offering, all of the shares of the Company's Class A Common Stock were converted to an equal number of the Company's newly created common stock.

     In the first half of 1998, the Company issued 1,335,233 shares of Common Stock in conjunction with the exercise of Warrants and stock options.

6    ACQUISITION

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

               Current assets                             $ 8,317
               Long-term assets                             1,291
               Intangible assets                           17,961
               Goodwill                                    49,981
               Current liabilities                         (8,496)
                                                          -------
               Purchase price                             $69,054
                                                          =======

     Goodwill of approximately $50.0 million is being amortized on a straight-line basis over 15 years. Additionally, the fair market value ascribed to the acquired customer list of $15.0 million, included in intangible assets, is being amortized on a straight-line basis over 5 years. Management is in the process of reviewing the final allocation of the purchase price.

     The following table reflects unaudited pro forma combined results of operations of the Company and Hatten Communications on the basis that the acquisition had taken place on January 1, 1997 (in thousands, except per share data):

                                                  Pro Forma Six Months Ended
                                                            June 30,
                                                  --------------------------
                                                     1998             1997
                                                  ----------       ---------
Net service revenue                                $ 88,151         $ 30,182
Net loss to common shareholders                    $(81,294)        $(50,352)
Net loss per common share - basic and diluted      $  (4.31)        $  (7.00)
Weighted average common shares outstanding           18,852            7,191

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Since the passage of the Telecommunications Act, the Company has focused its operations on the acquisition of a large number of customers and on maintaining strong customer relationships through a direct sales approach and with scaleable, high-volume provisioning and other systems and responsive customer care. The Company has executed this strategy through the bundled offering of telecommunications services. This enables the Company to maintain strategic flexibility in its service offerings, including the development of facilities-based services, as the Company determines is appropriate.

     The Company entered into the first total service resale agreement with Ameritech Corporation for local services in November 1995, and entered into a comprehensive local resale agreement in July 1996 with NYNEX Corporation (now Bell Atlantic Corporation). The Company also consummated various other agreements in 1996 with certain carriers for the resale of long distance and enhanced and other value-added services. The Company commenced the marketing and provisioning of services under those agreements during the latter half of 1996. The Company has continued to develop additional services to meet the needs of its target market through the acquisition of Hatten Communications in February 1998. Hatten Communications resells wireless communications services, including cellular and paging.

     The Company intends to leverage its significant customer base, attract new customers and expand its profit margins by pursuing the staged development of a facilities-based platform. The first step in its development program is the introduction of high speed data transmission through DSL technology followed by switched long distance service and switched local service. The Company expects to provide DSL services to certain customers on a trial basis in the fourth quarter of 1998 and on a commercial basis in the first half of 1999; switched long distance service in the second half of 1999 and switched local service in the first half of 2001. Although management believes that, through an increase in its customer base and service offerings, its current strategy will have a positive effect on the Company's results of operations over the long-term, the Company anticipates losses and negative cash flow for the foreseeable future, attributable in part to significant investments in operating, sales, marketing, management information systems and general and administrative expenses. To date, the Company's growth, including capital expenditures, has been funded primarily by capital contributions, sales of preferred stock and by the proceeds from the private placement or public offering of debt and equity securities.

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

     Sales and marketing expense consists of the costs of providing sales and other support services for customers including salaries of salesforce personnel. General and administrative expense consists of the costs of the billing and information systems and personnel required to support the Company's operations and growth as well as bad debts and the amortization of organization costs and intangible assets, other than deferred financing costs, the amortization of which is included in interest expense. Depreciation is allocated throughout sales and marketing expense and general and administrative expense based on asset usage.

     The Company has experienced significant growth in the past and, depending on the extent of its future growth, may experience significant strain on its management, personnel and information systems. While adding additional employees during the last year, the Company has undertaken a number of initiatives to enhance the accuracy and efficiency of its recordation of new customer orders and the efficiency and consistency of its provisioning process. The Company is now in the process of realigning and resizing various departments which will reduce overall employee levels.

Results of Operations

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

     Net service revenue increased to $49.6 million for the three months ended June 30, 1998 from $7.8 million for the three months ended June 30, 1997. The number of local access lines in service at June 30, 1998 was 276,319 compared to 65,142 as of June 30, 1997. The net increase in access lines was 50,235 lines for the second quarter of 1998 compared to 46,585 lines for the second quarter of 1997. The increase in net service revenue was due primarily to the substantial increase in the Company's installed base and the corresponding increase in the customer base in the Company's geographic markets as well as the acquisition of Hatten Communications in the first quarter, which added $12.1 million to net service revenue.

     Gross profit increased to $11.0 million for the three months ended June 30, 1998 from $0.7 million for the three months ended June 30, 1997. The gross margin percentage was 22.2% for the second quarter of 1998, up from 9.2% for the second quarter of 1997 and 17.8% for the first quarter of 1998. The increase in gross profit is attributable to the above mentioned increase in customer base, improvements in the Company's billing systems and revenue assurance processes and the acquisition of Hatten Communications.

     Sales and marketing expenses increased $9.9 million, or 57%, from $17.1 million for the three months ended June 30, 1997 to $27.0 million for the three months ended June 30, 1998. The increase was due primarily to an increase in the number of sales and marketing employees from approximately 520 at June 30, 1997 to approximately 935 at June 30, 1998 to support the growth in the customer base. This increase in headcount resulted in increases to salaries and benefits of approximately $5.9 million, facility and office related expenses of approximately $2.2 million, travel and training costs of approximately $1.0 million and recruitment costs of approximately $0.4 million. Additionally, mass marketing expenses increased approximately $1.2 million related to the Company's telemarketing strategy. These increases were offset by a decrease of $1.1 million in advertising costs.

     General and administrative expenses increased $15.7 million, or 184%, to $24.3 million for the three months ended June 30, 1998 versus $8.6 million for the three months ended June 30, 1997. The increase was due primarily to an increase in the number of operations and administrative employees from approximately 240 at June 30, 1997 to approximately 715 at June 30, 1998 to support the growth in the customer base, which resulted in increases to salaries and benefits of approximately $5.3 million, facility related costs of approximately $4.8 million, professional fees of approximately $2.1 million, billing costs of approximately $1.3 million and increased bad debt expense of approximately $1.2 million.

    Interest and other income increased to $12.9 million for the three months ended June 30, 1998 from $0.4 million for the three months ended June 30, 1997 due primarily to a gain on the sale of marketable securities in the second quarter of 1998.

    Interest expense increased to $7.4 million for the three months ended June 30, 1998 from $2.1 million for the three months ended June 30, 1997. This increase was due primarily to interest expense attributable to the 14 5/8% Senior Notes issued in August 1997 and the Consent Notes issued in January 1998.


    As a result of the factors described above, the Company had a net loss of $34.8 million for the three months ended June 30, 1998 compared to a net loss of $26.7 million for the three months ended June 30, 1997. Net loss per common share for the second quarter of 1998 was $1.50 compared to $3.74 for the second quarter of 1997. The second quarter 1998 EBITDA was a negative $35.8 million versus a negative $24.0 million in the second quarter of 1997.


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

     Net service revenue increased to $82.1 million for the six months ended June 30, 1998 from $11.7 million for the six months ended June 30, 1997. The net increase in access lines was 104,357 lines for the first six months of 1998 compared to 56,778 lines for the first six months of 1997. The increase in net service revenue is attributable to the above mentioned increase in customer base as well as the acquisition of Hatten Communications in the first quarter, which added $16.8 million to net service revenue.

     Gross profit increased to $16.8 million for the six months ended June 30, 1998 from $1.2 million for the six months ended June 30, 1997. The gross margin percentage was 20.5% for the first six months of 1998, up from 10.3% for the first six months of 1997. The increase in gross profit is attributable to the above mentioned increase in customer base, improvements in the Company's billing systems and revenue assurance processes, as well as the acquisition of Hatten Communications in the first quarter of 1998.

     Sales and marketing expenses increased $24.1 million, or 88%, from $27.3 million for the six months ended June 30, 1997 to $51.4 million for the six months ended June 30, 1998. The increase was due primarily to increased headcount, which resulted in increases to salaries and benefits of approximately $15.7 million, facility and office related expenses of approximately $3.8 million, travel and training costs of approximately $2.7 million and recruitment costs of approximately $1.7 million. Additionally, mass marketing expenses increased approximately $2.0 million related to the Company's telemarketing strategy. These increases were offset by a decrease of $2.0 million in advertising costs.

     General and administrative expenses increased $29.4 million, or 196%, to $44.4 million for the six months ended June 30, 1998 versus $15.0 million for the six months ended June 30, 1997. The increase was due primarily to increased headcount, which resulted in increases to salaries and benefits of approximately $8.9 million, facility related costs of approximately $7.4 million, professional fees of approximately $4.5 million, increased bad debt expense of approximately $3.4 million and billing costs of approximately $3.2 million.

     Interest and other income increased to $14.5 million for the six months ended June 30, 1998 from $1.0 million for the six months ended June 30, 1997 due primarily to the above mentioned gain on the sale of marketable securities.

     Interest expense increased to $14.5 million for the six months ended June 30, 1998 from $4.1 million for the six months ended June 30, 1997. This increase was due primarily to interest expense attributable to the 14 5/8% Senior Notes issued in August 1997 and the Consent Notes issued in January 1998.

     As a result of the factors described above, the Company had a net loss of $79.0 million for the six months ended June 30, 1998 compared to a net loss of $44.3 million for the six months ended June 30, 1997. Net loss per common share for the six months ended June 30, 1998 was $4.22 compared to $6.22 for the six months ended June 30, 1997. EBITDA for the first six months of 1998 was a negative $72.3 million versus a negative $39.5 million in the first six months of 1997.


LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has funded its operations primarily through proceeds from the issuance of debt and equity securities. As of June 30, 1998, the Company had cash and cash equivalents of $56.4 million and working capital of $70.8 million. The Company's operating activities utilized cash of approximately $46.0 million and $86.3 million for the three and six month periods ended June 30, 1998, respectively, and $20.5 million and $37.5 million for the three and six month periods ended June 30, 1997, respectively.

     The Company's investing activities for the three months ended June 30, 1998 of $113,000 consist of $11.6 million for the purchase of property and equipment related to the development of systems infrastructure and the increase in computer equipment and office buildouts related to the corresponding increase in headcount, offset by the $11.7 million proceeds from the sale of marketable securities. Investing activities for the six months ended June 30, 1998 consist of $69.1 million for the purchase of Hatten Communications and property and equipment purchases of $17.4 million related to the areas mentioned above. For the three and six month periods ended June 30, 1997, the Company's investing activities consisted of $4.3 million and $7.2 million, respectively, of property and equipment purchases for sales office expansions in the Company's geographic markets. The

Company anticipates approximately $11 million of additional capital expenditures in the last six months of 1998. This amount includes expenditures for information systems, leasehold improvements, and facilities for the initial deployment of DSL services.

     The Company's financing activities utilized $5.9 million for the three month period ended June 30, 1998 and generated $129.9 for the six month period ended June 30, 1998. In January 1998, the Company issued $13.0 million aggregate principal amount at maturity of Consent Notes for an aggregate purchase price of $10.0 million. In February 1998, the Company issued and sold 8,600,000 shares of Common Stock (of which 600,000 shares were sold pursuant to the underwriters' over-allotment options) in its initial public offering for net proceeds of approximately $127.0 million. In March 1998, the Company issued and sold 28,861 additional shares pursuant to the exercise of the underwriters' over-allotment option for net proceeds of $0.4 million. Additionally, the Company utilized cash for deposits related to sales office expansions totaling $5.7 million and $7.1 million for the three and six month periods ended June 30, 1998, respectively. Cash utilized for financing activities for the three and six month periods ended June 30, 1997 of approximately $300,000 and $422,000 related primarily to the repayment of capital lease obligations and notes payable.

     The Company will require additional capital in the fourth quarter in order to meet planned capital expenditures and to fund its operations due to the Company's negative operating cash flow position. Sources of funding for the Company's future financing requirements may include public offerings or private placements of equity and/or debt securities and additional capital contributions from new or existing stockholders. The Company has entered into a letter of intent with respect to the sale of $30 million to $50 million of equity securities and has engaged in discussions with other parties that are interested in investing in the Company. The Company anticipates that such investment, if made, would be completed in conjunction with a high yield debt offering. An additional or alternative source of potential financing may be bank financing, although the Company currently does not have an available credit facility. There can be no assurance that any additional financing will be available to the Company, or, if available, that it can be obtained on a timely basis and on terms acceptable to the Company and within limitations contained in the indentures with respect to the Company's 14% Senior Notes and 14 5/8% Senior Notes. Failure to obtain such financing will result in the delay or abandonment of the Company's development and expansion plans and could have a material adverse effect on the Company's results of operations and financial condition.


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This document includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements containing the words "believes," "anticipates, "expects" and words of similar import. All statements other than statements of historical facts regarding the Company or any of the transactions described herein are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Actual results may differ materially from those projected in forward-looking statements. The Company believes that its primary risk factors include, but are not limited to: the number and size of competitors in its markets; law and regulatory policy; dependence on technology and third parties, including provisioning and billing systems and services; and the mix of products and services offered in its target markets. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Any statements should be evaluated in light of these important factors.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's 1998 Annual Meeting of Stockholders was held on May 29, 1998, in Chicago, Illinois (the "Annual Meeting").

         (b) Dennis B. Dundon and James P. Hynes were elected to the Board of Directors at the Annual Meeting. Richard J. Brekka, Ronald W. Gavillet, Eugene A. Sekulow, J. Thomas Elliott, William H. Johnston and David C. Mitchell continued to serve as directors following the Annual Meeting.

         (c) (i) A total of 17,123,721 votes (74.0% of all votes entitled to vote at the Annual Meeting) were represented by proxy or ballot at the Annual Meeting. The stockholders of the Company were requested to elect two directors as nominated by management. Both nominees were elected as indicated by the following vote tabulation:


                    Name                   For                      Withheld
                    ----                   ---                      --------
               Dennis B. Dundon          17,100,746                  22,975
               James P. Hynes            17,100,746                  22,975


              (ii) The stockholders were requested to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1998. The appointment of Deloitte & Touche LLP was ratified by stockholders, as 17,097,625 votes were cast for the proposal, 12,826 votes were cast against the proposal, and 13,270 votes abstained.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              27. Financial Data Schedule

         (b)  REPORTS ON FORM 8-K

     Form 8-K/A dated May 6, 1998 to report certain financial statements and pro forma financial information relating to the Company's acquisition of Hatten Communications.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            USN COMMUNICATIONS, INC.
                                                 (Registrant)


Date:  August 13, 1998                         /s/ GERALD J. SWEAS
                                            ------------------------------
                                            Executive Vice President and
                                             Chief Financial Officer
                                            (Duly authorized officer and
                                              principal financial officer
                                              of the registrant)

                               INDEX TO EXHIBITS


                                                          SEQUENTIALLY
EXHIBIT                                                     NUMBERED
NUMBER                  EXHIBIT DESCRIPTION                   PAGE
------                  -------------------                   ----

   27                  Financial Data Schedule                  22