Form 10-Q
period 1998-09-30
USN COMMUNICATIONS INC
filed 1998-11-20
CIK 926134

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

                                     OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _________________ to _______________

                       Commission file number 0-23683


                          USN COMMUNICATIONS, INC.
           (Exact name of registrant as specified in its charter)


          Delaware                                  36-3947804
 (State or other jurisdiction                      (I.R.S. Employer
 of incorporation or organization)                 Identification No.)


       10 South Riverside Plaza, Suite 2000, Chicago, Illinois 60606
            (Address of principal executive offices) (Zip Code)


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

         As of November 15, 1998, there were 23,565,514 shares outstanding of the registrant's Common Stock, par value $.01 per share.

                        Exhibit Index is on page 24.


                       PART I. FINANCIAL INFORMATION


 Item 1.    FINANCIAL STATEMENTS


 USN COMMUNICATIONS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except per share data)


                                                                           September 30,       December 31,
                                                                                1998               1997
                                                                           -------------       -----------
 ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                                                    $ 12,135           $ 87,454
   Marketable equity securities                                                        -              8,181
   Accounts receivable, net of allowance for doubtful accounts of
     $13,897 at 1998 and $4,537 at 1997                                           57,286             23,917
   Inventory                                                                       1,256                  -
   Other current assets                                                            3,001              1,444
                                                                               ---------          ---------
             Total current assets                                                 73,678            120,996

Property and equipment-net                                                        41,560             16,802
Goodwill, net of accumulated amortization of $2,035 at 1998                       47,946                  -
Other assets                                                                      52,246             33,402
                                                                               ---------          ---------
             Total assets                                                      $ 215,430          $ 171,200

 LIABILITIES, REDEEMABLE PREFERRED STOCK AND
  COMMON STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES:
   Accounts payable                                                             $ 49,791           $ 20,485
   Accrued expenses and other liabilities                                         21,161              7,179
   Capital lease obligations and notes payable                                       529                559
                                                                               ---------         ----------
             Total current liabilities                                            71,481             28,223

 14 5/8% Senior Discount Notes, net of Original Issue Discount                   143,093            105,486
 14% Senior Discount Notes, net of Original Issue Discount                        13,877             35,790
 9% Convertible Subordinated Discount Notes, net of Original Issue                32,966             30,868
 Discount
 9% Consent Convertible Notes, net of Original Issue Discount                     10,646                  -
 Capital lease obligations and notes payable                                         447                556
                                                                               ---------        -----------
             Total liabilities                                                   272,510            200,923

 REDEEMABLE PREFERRED STOCK:
      9% Cumulative Convertible Pay-In-Kind Preferred Stock:
         par value $1; 30,000 shares authorized at 1997;
         10,920 shares outstanding at December 31,1997                                 -                 11
      9% Cumulative Convertible Pay-In-Kind Preferred Stock, Series
         A:  par value $1;  150,000 shares authorized at 1997;  45,209
             shares outstanding at December 31, 1997                                   -                 45
      Accumulated unpaid dividends                                                     -              1,516
      Additional paid-in-capital                                                       -             55,705
                                                                               ---------       ------------
             Total redeemable preferred stock                                          -             57,277

 COMMON STOCKHOLDERS' DEFICIT:
      Common stock, $.01 par value, 100,000,000 shares authorized at
         September 30, 1998 and 30,000,000 shares authorized at December
         31, 1997; 23,534,444 and 7,282,511 shares issued at
         September 30, 1998 and December 31, 1997, respectively                      235                 73
      Additional paid-in capital                                                 260,122             74,642
      Treasury stock, 10,000 shares                                                   (1)                (1)
      Accumulated other comprehensive income:
         Unrealized gain on available-for-sale securities                              -              8,181
      Accumulated deficit                                                       (317,436)          (169,895)
                                                                               ---------       ------------
             Total common stockholders' deficit                                 (57,080)            (87,000)
                                                                               ---------       -------------

 TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND
   COMMON STOCKHOLDERS' DEFICIT                                                $ 215,430          $ 171,200
                                                                               ---------       -------------

See Notes to Condensed Consolidated Financial Statements.





USN COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)

                                                               Three Months Ended September 30,
                                                               --------------------------------
                                                                    1998               1997
                                                                  --------           ---------

 NET SERVICE REVENUE                                               $ 51,884          $ 15,277
 COST OF SERVICES                                                    42,245            13,463
                                                                   --------          --------
      Gross profit                                                    9,639             1,814

 EXPENSES:
   Sales and marketing                                               28,141            15,752
   General and administrative                                        42,332            11,869
                                                                   --------         ---------

 OPERATING LOSS                                                     (60,834)          (25,807)

 OTHER INCOME (EXPENSE):
   Interest income                                                      579               874
   Interest expense                                                  (7,586)           (4,444)
   Other income                                                        (149)                2
                                                                   ---------        ---------
      Other income (expense) - net                                   (7,156)           (3,568)
                                                                   ---------        ---------
 NET LOSS                                                         $ (67,990)        $ (29,375)
                                                                  ==========        =========
 ACCUMULATED PREFERRED DIVIDENDS                                          -             $ 552
                                                                  ==========        =========

 NET LOSS TO COMMON SHAREHOLDERS - BASIC AND
     DILUTED                                                      $ (67,990)        $ (29,927)
                                                                  ---------         ---------

 NET LOSS PER COMMON SHARE  - BASIC AND DILUTED                    $  (2.90)         $  (4.15)
                                                                  =========         ==========

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
     BASIC AND DILUTED                                           23,473,205         7,212,511
                                                                 ==========         =========


See Notes to Condensed Consolidated Financial Statements.



USN COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)

                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                     1998              1997
                                                                  --------           --------

 NET SERVICE REVENUE                                                $ 133,937         $ 26,998
 COST OF SERVICES                                                     107,483           23,983
                                                                    ---------         --------

      Gross profit                                                     26,454            3,015

 EXPENSES:
   Sales and marketing                                                 79,530           43,087
   General and administrative                                          86,738           26,882
                                                                    ---------        ---------

 OPERATING LOSS                                                      (139,814)         (66,954)

 OTHER INCOME (EXPENSE):
   Interest income                                                      3,373            1,884
   Interest expense                                                   (22,092)          (8,573)
   Realized gain on sale of marketable securities                      11,714                -
   Other income                                                          (143)               5
                                                                    ---------       ----------
      Other income (expense) - net                                    (7,148)           (6,684)
                                                                    ---------       ----------
 NET LOSS                                                         $ (146,962)       $  (73,638)
                                                                  ==========        ===========
 ACCUMULATED PREFERRED DIVIDENDS                                       $ 579          $  1,012
                                                                  ==========        ==========

 NET LOSS TO COMMON SHAREHOLDERS - BASIC AND
    DILUTED                                                       $ (147,541)       $  (74,650)
                                                                  ----------        ----------
 NET LOSS PER COMMON SHARE  - BASIC AND DILUTED                      $ (7.23)         $ (10.37)
                                                                  ==========        ==========

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING  -
    BASIC AND DILUTED                                              20,409,175        7,198,177
                                                                  ===========      ===========


See Notes to Condensed Consolidated Financial Statements.





USN COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND YEAR ENDED DECEMBER 31, 1997
(Dollars in thousands)


                                                                   Series A
                                                        9% PIK      9% PIK      Accumulated     Additional
                                                       Preferred   Preferred      Unpaid          Paid-in
                                                         Stock       Stock       Dividends        Capital         Total
                                                       ---------   ----------   -----------     -----------       ------

BALANCE, DECEMBER 31, 1996                                $10                       $225          $9,810         $10,045
Issuance of 920 shares of 9% PIK Preferred Stock as                                                                    -
payment of dividends                                        1                       (920)            919
Issuance of 45,209 shares of Series A 9% PIK
Preferred Stock                                                          $45                      45,164          45,209
Costs incurred related to issuance of Series A 9%                                                   (188)           (188)
PIK Preferred Stock
Accumulated dividends on 9% PIK Preferred Stock                                      941                             941
Accumulated dividends on Series A 9% PIK Preferred                                 1,270                           1,270
Stock                                                   ---------   ----------   -----------     -----------     --------

BALANCE, DECEMBER 31, 1997                                 11             45       1,516          55,705          57,277
                                                        ---------   ----------   -----------     -----------     --------
Accumulated dividends on 9% PIK
   Preferred Stock                                                                   114                             114
Accumulated dividends on Series A 9%
   PIK Preferred Stock                                                               465                             465
Conversion of 9% PIK and Series A 9%
   PIK Preferred Stock to common stock                    (11)           (45)     (2,095)        (55,705)        (57,856)
                                                        ---------   ----------   -----------     -----------     --------
BALANCE, SEPTEMBER 30, 1998                                $-             $-          $-             $ -              $-
                                                        ---------   ----------   -----------     -----------     --------

See Notes to Condensed Consolidated Financial Statements.



USN COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND YEAR ENDED DECEMBER 31, 1997
(Dollars in thousands)


                                                                                          Accumulated
                                                             Additional       Common         Other         Accumu-
                                                  Common       Paid-in      Stock Held   Comprehensive      lated
                                                   Stock       Capital      In Treasury     Income         Deficit        Total
                                                  -------    ----------     -----------  -------------     -------       --------

BALANCE, DECEMBER 31, 1996                          $ 72      $ 54,115           $ (1)                   $ (57,791)     $ (3,605)


  Issuance of 97,251 shares of common stock            1           531                                                        532
  Compensation expense on stock options                            644                                                        644
  Issuance of stock warrants                                    19,352                                                     19,352
  Accumulated dividends on 9% PIK Preferred
      Stock                                                                                                   (941)          (941)
  Accumulated dividends on Series A 9% PIK                                                                  (1,271)        (1,271)
     Preferred Stock
  Comprehensive income (loss):
     Net loss                                                                                             (109,892)      (109,892)
     Other comprehensive income (loss), net of tax:
        Unrealized gain of available-for-sale                                                 $8,181                        8,181
          securities                                                                                                     ---------
     Comprehensive loss                                                                                                  (101,711)
                                                  -------    ----------     -----------  -------------    ---------      ---------

BALANCE, DECEMBER 31, 1997                            73        74,642             (1)         8,181      (169,895)       (87,000)
                                                  -------    ----------     -----------  -------------    ---------      ---------
Issuance of 8,628,861 shares of common stock          86       137,975                                                    138,061
Costs incurred related to issuance of stock                    (10,764)                                                   (10,764)
Accumulated dividends on 9% PIK Preferred                                                                     (114)          (114)
   Stock
Accumulated dividends on Series A 9% PIK                                                                      (465)          (465)
    Preferred Stock
Conversion of 9% PIK and Series A 9% PIK
    Preferred Stock to common stock                   61        57,795                                                     57,856
Issuance of 1,492,897 shares of common stock
    upon exercise of warrants and options             15            15                                                         30
Compensation expense on stock options                              459                                                        459
Comprehensive income (loss):
    Net loss                                                                                              (146,962)      (146,962)
    Other comprehensive income (loss), net of tax:
      Unrealized gain on available-for-sale                                                    3,533                        3,533
        securities
      Realized gain on sale of marketable                                                    (11,714)                     (11,714)
                                                                                                                         ---------
        securities Comprehensive loss                                                                                    (155,143)
                                                  -------    ----------     -----------  -------------    ---------      ---------
BALANCE, SEPTEMBER 30, 1998                        $ 235     $ 260,122           $ (1)       $ -        $ (317,436)     $ (57,080)
                                                  -------    ----------     -----------  -------------    ---------      ---------

See Notes to Condensed Consolidated Financial Statements.


USN COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
(Dollars in thousands)

                                                                Three Months Ended September 30,
                                                                --------------------------------
                                                                  1998                    1997
                                                                -----------              -------

 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                          $ (67,990)         $ (29,375)
 Adjustments to reconcile net loss to net cash flows from
    operating activities:
   Depreciation and amortization                                       4,751                871
   Non-cash interest on debt obligations                               7,542              4,374
   Provision for losses on accounts receivable                        14,695              1,691
   Stock compensation award expense                                      113                173
   Changes in:
     Accounts receivable                                             (13,517)            (9,107)
     Other assets                                                      2,741                151
     Accounts payable                                                 15,455              7,544
     Accrued expenses                                                  4,628              3,362
         Net cash flows from operating activities                    (31,582)           (20,316)

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                 (12,398)            (2,900)
  Deposits                                                               (64)                41
         Net cash flows from investing activities                    (12,462)            (2,859)

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                                 10                  -
 Issuance of preferred stock                                               -             30,209
 Costs incurred related to issuance of stock                               -               (218)
 Proceeds from Senior Notes                                                -            100,001
 Debt acquisition costs                                                    -             (4,437)
 Repayment of capital lease obligations and notes payable               (203)              (156)

         Net cash flows from financing activities                       (193)           125,399

 NET DECREASE IN CASH                                                (44,237)           102,224

 CASH AND CASH EQUIVALENTS - Beginning of period                      56,372             15,720

 CASH AND CASH EQUIVALENTS - End of period                          $ 12,135          $ 117,944

 SUPPLEMENTAL CASH FLOW INFORMATION:
                                                                          -
 Declared dividends                                                                       $ 552
                                                                        $ 58              $ 483
 Capital lease obligations incurred
 Cash paid for interest                                                 $ 38               $ 47
 Cash paid for income taxes                                                -                  -

See Notes to Condensed Consolidated Financial Statements.




USN COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
(Dollars in thousands)

                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                  1998                   1997

 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                        $  (146,962)       $ (73,638)
 Adjustments to reconcile net loss to net cash flows from
    operating activities:
   Depreciation and amortization                                      11,426            2,525
   Non-cash interest on debt obligations                              21,953            8,457
   Provision for losses on accounts receivable                        19,059            2,658
   Stock compensation award expense                                      459              472
   Gain on sale of marketable securities                             (11,714)               -
   Changes in:
     Accounts receivable                                             (45,941)         (15,099)
     Other assets                                                       (949)            (695)
     Accounts payable                                                 24,203            9,360
     Accrued expenses                                                 10,602            8,139
                                                                 ------------      -----------
         Net cash flows from operating activities                   (117,864)         (57,821)

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                  (29,763)         (10,071)
 Proceeds from sale of marketable securities                          11,714                -
 Purchase of subsidiary, net of cash acquired                        (69,054)               -
 Deposits                                                             (7,181)              58
                                                                 ------------      -----------
         Net cash flows from investing activities                    (94,284)         (10,013)

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                            138,091                4
 Issuance of preferred stock                                               -           30,209
 Costs incurred related to issuance of stock                         (10,764)            (218)
 Proceeds from Consent Convertible Notes                              10,000                -
 Proceeds from Senior Notes                                                -          100,001
 Debt acquisition costs                                                    -           (4,437)
 Repayment of capital lease obligations and notes payable               (498)            (599)
                                                                 ------------      -----------

         Net cash flows from financing activities                    136,829          124,960
                                                                 ------------      -----------

 NET DECREASE IN CASH                                                (75,319)          57,126

 CASH AND CASH EQUIVALENTS - Beginning of period                      87,454           60,818
                                                                 ------------      -----------

 CASH AND CASH EQUIVALENTS - End of period                          $ 12,135        $ 117,944
                                                                 ============      ===========
 SUPPLEMENTAL CASH FLOW INFORMATION:
 Conversion of preferred stock to common stock                      $ 57,856                -
                                                                 ============      ===========
 Declared dividends                                                    $ 579          $ 1,012
                                                                 ============      ===========
 Capital lease obligations incurred                                    $ 346             $928
                                                                 ============      ===========
 Issuance of stock warrants                                                -          $19,352
                                                                 ------------      -----------
 Dividends paid in kind                                                    -            $ 920
                                                                 ------------      -----------
 Cash paid for interest                                                 $ 91              $92
                                                                 ------------      -----------
 Cash paid for income taxes                                                -                -
                                                                 ============      ===========
See Notes to Condensed Consolidated Financial Statements.


                 USN COMMUNICATIONS, INC. AND SUBSIDIARIES

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             September 30, 1998


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


2.       NEW ACCOUNTING PRONOUNCEMENTS

         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components. Other comprehensive income consists solely of unrealized and realized gains on available-for-sale securities.

         Additionally in 1998, the Company adopted SFAS No. 131,
"Disclosures about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosure about Pensions and Other
Postretirement Benefits." These statements have no impact on the results of operations, financial position or cash flows of the Company.

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


3.       ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following (in thousands):
                                                  September       December 31,
                                                   30, 1998           1997
                                                  ---------       ------------
Billed                                             $51,605           $10,790
Unbilled                                            19,578            17,664
                                                  ---------       ------------
Gross accounts receivable                           71,183            28,454
Allowance for doubtful accounts                    (13,897)           (4,537)
                                                  ---------       ------------
Net accounts receivable                            $57,286           $23,917
                                                  =========       ============


         Unbilled accounts receivable comprises access charges, features and usage for revenue earned but not yet billed to customers. A majority of the unbilled accounts receivable were billed within 30 days after the quarter.


4.       PRIVATE PLACEMENT OFFERINGS

         In August 1997, in connection with the 1997 private placement offering, the Company issued an option to the holders of the 14% Senior Discount Notes due 2003 (the "14% Senior Notes") to purchase $13.0 million aggregate principal amount at maturity of the Company's 9% Consent Convertible Subordinated Discount Notes due 2006 ("Consent Notes") for an aggregate purchase price of $10 million and convertible into common stock at a conversion price of $10.121 per share based on accreted value at the time of conversion. Pursuant to the option, which was exercised by the holders in October 1997, the Consent Notes were sold in January 1998 at a price of $767.90 per $1,000 face amount. These notes will accrete interest at an annual rate of 9%, compounded semiannually, until January 13, 2001. Thereafter interest will be paid semiannually in arrears in cash.

         In March 1998, the holders of the 14% Senior Notes exchanged $31.5 million aggregate principal amount at maturity of the Company's 14% Senior Notes for $33.6 million aggregate principal amount at maturity of the Company's 14 5/8% Senior Discount Notes due 2004 (the "14 5/8% Senior Notes").


5.       CHANGES IN EQUITY

         In February 1998, the Company issued and sold 8,600,000 shares of Common Stock (of which 600,000 shares were sold pursuant to the exercise of the underwriters' over-allotment option) in its initial public offering for net proceeds of approximately $127.0 million. In March 1998, the Company issued and sold 28,861 additional shares pursuant to the exercise of the underwriters' over-allotment option for net proceeds of $0.4 million. In conjunction with the initial public offering, all of the Company's outstanding 9% Cumulative Convertible Pay-In-Kind Preferred Stock ("9% Preferred Stock") and 9% Cumulative Convertible Pay-In-Kind Preferred Stock, Series A ("Series A Preferred Stock"), including dividends accrued through the conversion date, were converted to 6,130,175 shares of Class A Common Stock. At the time of the initial public offering, all of the shares of the Company's Class A Common Stock were converted to an equal number of the Company's newly created common stock.

         In August 1998, the Company adopted a Stockholder Rights Plan pursuant to which rights were distributed as a dividend at a rate of one Right for each share of Common Stock held by stockholders of record on August 24, 1998. The Rights are exercisable 10 days after certain events involving the acquisition of 15% or more of the Company's outstanding common stock or the commencement of a tender or exchange offer for at least 15% of the common stock, subject to certain exceptions. Upon the occurrence of such an event, each Right, unless redeemed by the Company, entitles the holder to receive, upon exercise and payment of the exercise price, common stock equal to twice the exercise price of the Right. The initial exercise price of a Right is $50, subject to adjustment. There are 1,000,000 shares of preferred stock reserved for issuance upon exercise of the Rights.

         In the nine months ending September 30, 1998, the Company issued 1,492,897 shares of Common Stock in conjunction with the exercise of Warrants and stock options.


6.       ACQUISITION

         On February 20, 1998, the Company used a portion of the net proceeds from its initial public offering to acquire all of the outstanding capital stock of Hatten Communications Holding Company, Inc., a Connecticut corporation ("Hatten Communications" now known as USN Wireless, Inc.), pursuant to a Stock Purchase Agreement dated January 7, 1998, for approximately $69.1 million, net of cash acquired, including the repayment of approximately $14.0 million of existing indebtedness and the payment of certain fees and expenses.

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


                Current assets                $8,317
                Long-term assets               1,291
                Intangible assets             17,961
                Goodwill                      49,981
                Current liabilities          (8,496)
                                          ----------
                Purchase price               $69,054
                                          ==========


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

         The following table reflects unaudited pro forma combined results of operations of the Company and Hatten Communications on the basis that the acquisition had taken place on January 1, 1997 (in thousands, except per share data):

                                                  Pro Forma Nine Months Ended
                                                         September 30,
                                                  ---------------------------
                                                       1998          1997
                                                  -----------     -----------
Net service revenue                                  $140,035       $56,817
Net loss to common shareholders                    $ (144,268)     $(81,312)
Net loss per common share - basic and diluted         $ (7.07)     $ (11.30)
Weighted average common shares outstanding             20,409         7,198


7.       SUBSEQUENT EVENT

         On November 18, 1998, the Company received approximately $10 million in cash in exchange for the issuance and sale of a $10 million 17% Senior Secured Note ("17% Note") due January 15, 1999. Interest is payable upon the maturity of the 17% Note. The 17% Note is secured by a first priority lien on substantially all assets of the Company, including the Company's accounts receivable and the stock of the Company's directly owned subsidiaries.


8.       FUTURE OPERATING PLANS

         The Company has substantial current and ongoing cash needs with respect to both its operations and the maturity of the 17% Note on January 15, 1999. The absence of additional capital infusions will result in the Company's inability to meet its obligations as they come due and raise substantial doubt about the Company's ability to continue as a going concern. The Company has engaged BT Alex. Brown Incorporated to advise the Company on strategic alternatives available to it, including the potential sale of the Company or its assets. In addition, the Company has engaged Daniels & Associates, L.P. ("Daniels") to explore the potential sale of the Company's USN Wireless, Inc. subsidiary. There can be no assurance that any such transaction or transactions will be concluded or, if concluded, that such transaction or transactions can be done on terms favorable to the Company's stockholders or creditors. In the absence of any such transaction, sources of funding could include public offerings or private placements of equity and/or debt securities or additional capital contributions from new or existing investors in the Company. There can be no assurance that any such additional financing will be available to the Company or, if available, that it can be obtained on a timely basis and within limitations contained in the indentures with respect to the Company's 14% Senior Notes and 14-5/8% Senior Notes. Failure by the Company to address its cash needs would have a material adverse effect on the Company's results of operations and financial condition.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

Overview

The Company offers a bundled package of telecommunications products, including local and long distance telephony, voicemail, paging, teleconferencing, and other enhanced and value-added telecommunications services. As discussed in more detail below, the Company has recently taken actions to reduce its costs, including the elimination of its customer acquisition direct sales force. Previously, the Company had focused its operations on the acquisition of a large number of customers and on maintaining strong customer relationships through a direct sales approach and telemarketing and with scaleable, high-volume provisioning and other systems and responsive customer care. This has enabled the Company to maintain strategic flexibility in its service offerings, including the development of facilities-based services, as the Company determines is appropriate and subject to the Company's ability to obtain capital to develop and implement such services. The Company has substantial current and ongoing cash needs which, if unmet, would have a material adverse effect on the Company's results of operations and financial condition. See "Liquidity and Capital Resources."

         The Company entered into the first total service resale agreement with Ameritech Corporation for local services in November 1995, and entered into a comprehensive local resale agreement in July 1996 with NYNEX Corporation (now Bell Atlantic Corporation). The Company also consummated various other agreements in 1996 with certain carriers for the resale of long distance and enhanced and other value-added services. The Company commenced the marketing and provisioning of services under those agreements during the latter half of 1996. The Company has continued to develop additional services to meet the needs of its target market through the acquisition of Hatten Communications in February 1998. Hatten Communications (now known as USN Wireless, Inc.) resells wireless communications services, including cellular and paging.

         The Company has experienced significant growth, which has been funded primarily with capital contributions, sales of preferred stock and by the proceeds from the private placement or public offering of debt and equity securities. As a result of adverse capital market conditions, the sources of capital historically used to fund the Company's growth have not been available. Accordingly, the Company has taken actions to reduce costs. On August 10, 1998, the Company reduced its headcount by 260 employees and closed 6 sales offices. On November 3, 1998, the Company implemented an additional reduction of approximately 650 positions or 46% of its workforce. As a result, the Company has eliminated its customer acquisition direct sales force and various other positions generally tied to turning up new customers and is consolidating operations into 11 main facilities located in cities serving over 80% of the Company's current customers. In addition, the Company has discontinued its telemarketing efforts. In connection with the headcount reduction programs, a charge of $3.0 million was recorded in the third quarter and an additional charge is expected to be recorded in the fourth quarter for severance and facilities closing costs. Additionally, third quarter bad debt expense increased $13.0 million from the same quarter last year and increased $12.8 million from the second quarter of 1998. This increase is a result of writing off $9.1 million of accounts determined to be uncollectible in the third quarter and establishing a higher level of reserve for other delinquent accounts determined to be at risk.

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

         The Company has experienced significant growth in its access lines in service and has consistently reported that growth on the basis of certain operational measurements. The number of lines which the Company has sent electronically to and received by its carriers, reduced by the number of lines disconnected by the carriers and electronically confirmed to the Company, form the basis for provisioned lines in service. Using these measurements, the number of access lines in service at September 30, 1998 was approximately 310,000.

         The Company defines an access line as a landline telephone connection between a customer purchasing local telephone services and the Company, with no multipliers used for trunk ratios; each DS-0 line counts as a single access line. The definition does not include DID extensions, long distance PICs, cellular telephone connections or calling cards.

          In the Company's comparison of access lines in service to the number of access lines billed by local service carriers to the Company, the Company has assigned 24,495 lines to a category of unreconciled lines. 9,216 of these lines are from the Bell Atlantic region and 15,279 of these lines are from the Ameritech region. The Company continues to pursue the reconciliation of these lines.

Results of Operations

Three Months Ended September 30, 1998 Compared to Three Months Ended
  September 30, 1997

         Net service revenue increased to $51.9 million for the three months ended September 30, 1998 from $15.3 million for the three months ended September 30, 1997. The increase in net service revenue was due primarily to the substantial increase in the Company's installed base and the corresponding increase in the customer base in the Company's geographic markets as well as the acquisition of Hatten Communications which increased revenues by $12.0 million.

         Gross profit increased to $9.6 million for the three months ended September 30, 1998 from $1.8 million for the three months ended September 30, 1997. The gross margin percentage was 18.6% for the third quarter of 1998, up from 11.9% for the third quarter of 1997. The increase in gross profit is attributable to the above mentioned increase in customer base, improvements in the Company's billing systems and revenue assurance processes and the acquisition of Hatten Communications. The gross margin percentage dropped from the second quarter 1998 margin of 22.2% due to higher costs associated with deferring certain vendor payments and revenue reductions resulting from a decision not to bill customers for certain charges. Excluding the impact of these two factors, the Company's third quarter margin would have been 22.3%.

         Sales and marketing expenses increased 79% from $15.8 million for the three months ended September 30, 1997 to $28.1 million for the three months ended September 30, 1998. Of the $12.3 million increase, $2.1 million related to the aforementioned restructuring charge as a result of the workforce reduction that occurred in the third quarter. The remaining $10.2 million increase was due primarily to an increase from a year ago in the number of sales and marketing employees from approximately 530 at September 30, 1997 to approximately 698 at September 30, 1998 to support the growth in the customer base. This increase in headcount resulted in increases to salaries and benefits of approximately $4.6 million, facility and office related expenses of approximately $1.2 million, and recruitment costs of approximately $0.9 million. Additionally, mass marketing expenses increased approximately $2.0 million related to the Company's telemarketing strategy.

         General and administrative expenses increased 257% to $42.3 million for the three months ended September 30, 1998 versus $11.9 million for the three months ended September 30, 1997. The third quarter restructuring charge represented $0.9 million of the $30.4 million increase. Additionally, third quarter bad debt expense increased $13.0 million from the same quarter last year as a result of writing off $9.1 million of accounts determined to be uncollectible in the third quarter and establishing a higher level of reserve for other delinquent accounts determined to be at risk. The amortization of goodwill and other intangible assets related to the 1998 acquisition of Hatten Communications contributed an additional $1.8 million of expense. The remaining increase of $14.7 million was due primarily to an increase in the number of operations and administrative employees from approximately 320 at September 30, 1997 to approximately 712 at September 30, 1998 to support the growth in the customer base. This increase in headcount resulted in increases to salaries and benefits of approximately $6.4 million and facility related costs of approximately $3.3 million. The Company also incurred professional fees of approximately $2.9 million.

         Interest and other income decreased to $0.4 million for the three months ended September 30, 1998 from $0.9 million for the three months ended September 30, 1997 due primarily to a significantly lower average cash balance.

         Interest expense increased to $7.6 million for the three months ended September 30, 1998 from $4.4 million for the three months ended September 30, 1997. This increase was due primarily to interest expense attributable to the 14 5/8% Senior Notes issued in August 1997 and the Consent Notes issued in January 1998.

         As a result of the factors described above, the Company had a net loss of $68.0 million for the three months ended September 30, 1998 compared to a net loss of $29.4 million for the three months ended September 30, 1997. Net loss per common share for the third quarter of 1998 was $2.90 compared to $4.15 for the third quarter of 1997. The third quarter 1998 EBITDA was a negative $56.1 million versus a negative $24.9 million in the third quarter of 1997.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended
  September 30, 1997

         Net service revenue increased to $133.9 million for the nine months ended September 30, 1998 from $27.0 million for the nine months ended September 30, 1997. The increase in net service revenue is attributable to the above mentioned increase in customer base as well as the acquisition of Hatten Communications in the first quarter, which added $28.8 million to net service revenue.

         Gross profit increased to $26.5 million for the nine months ended September 30, 1998 from $3.0 million for the nine months ended September 30, 1997. The gross margin percentage was 19.8% for the first nine months of 1998, up from 11.2% for the first nine months of 1997. The increase in gross profit is attributable to the above mentioned increase in customer base, improvements in the Company's billing systems and revenue assurance processes, as well as the acquisition of Hatten Communications in the first quarter of 1998. The gross margin percentage dropped from the June 1998 year-to-date margin of 20.5% due to due to higher costs associated with deferring certain vendor payments and revenue reductions resulting from a decision not to bill customers for certain charges. Excluding the impact of these two factors, the Company's September 1998 year-to-date margin would have been 21.2%.

         Sales and marketing expenses increased 85%, from $43.1 million for the nine months ended September 30, 1997 to $79.5 million for the nine months ended September 30, 1998. Of the $36.4 million increase, $2.1 related to the restructuring charge taken in the third quarter. The remaining $34.3 increase was due primarily to the increased headcount from a year ago in the number of sales and marketing employees to support the growth in the customer base. This increase in headcount resulted in increases to salaries and benefits of approximately $20.8 million, facility related expenses of approximately $3.8 million, travel and training costs of approximately $2.8 million, and recruitment costs of approximately $2.6 million. Additionally, mass marketing expenses increased approximately $4.1 million related to the Company's telemarketing strategy. These increases were offset by a decrease of $1.7 million in advertising costs.

         General and administrative expenses increased 223% to $86.7 million for the nine months ended September 30, 1998 versus $26.9 million for the nine months ended September 30, 1997. The third quarter restructuring charge represented $0.9 million of the $59.8 million increase. Additionally, third quarter bad debt expense increased $13.0 million from the same quarter last year as a result of writing off $9.1 million of accounts determined to be uncollectible in the third quarter and establishing a higher level of reserve for other delinquent accounts determined to be at risk. The amortization of goodwill and other intangible assets related to the 1998 acquisition of Hatten Communications contributed an additional $3.9 million of expense. The remaining increase of $42.0 million was due primarily to an increase from a year ago in the number of operations and administrative employees to support the growth in the customer base. This increase in headcount resulted in increases to salaries and benefits of approximately $14.7 million, facility related costs of approximately $6.9 million, travel and training costs of approximately $1.8 million and recruitment costs of $1.8 million. The Company also incurred professional fees of approximately $6.2 million and billing costs of approximately $3.7 million.

         Interest and other income increased to $14.9 million for the nine months ended September 30, 1998 from $1.9 million for the nine months ended September 30, 1997 due primarily to a gain on the sale of marketable securities in the second quarter of 1998.

         Interest expense increased to $22.1 million for the nine months ended September 30, 1998 from $8.6 million for the nine months ended September 30, 1997. This increase was due primarily to interest expense attributable to the 14 5/8% Senior Notes issued in August 1997 and the Consent Notes issued in January 1998.

         As a result of the factors described above, the Company had a net loss of $147.0 million for the nine months ended September 30, 1998 compared to a net loss of $73.6 million for the nine months ended September 30, 1997. Net loss per common share for the nine months ended September 30, 1998 was $7.23 compared to $10.37 for the nine months ended September 30, 1997. EBITDA for the first nine months of 1998 was a negative $128.4 million versus a negative $64.4 million in the first nine months of 1997.


Liquidity and Capital Resources

         Since inception, the Company has funded its operations primarily through proceeds from the issuance of debt and equity securities. As of September 30, 1998, the Company had cash and cash equivalents of $12.1 million and working capital of $2.2 million. The Company's operating activities utilized cash of approximately $31.6 million and $117.9 million for the three and nine month periods ended September 30, 1998, respectively, and $20.3 million and $57.8 million for the three and nine month periods ended September 30, 1997, respectively.

         The Company's investing activities for the three months ended September 30, 1998 of $12.5 million consist primarily of $12.4 million for the purchase of property and equipment related to the development of systems infrastructure and the increase in computer equipment and office buildouts. Investing activities for the nine months ended September 30, 1998 consist of $69.1 million for the purchase of Hatten Communications, property and equipment purchases of $29.8 million related to the areas mentioned above, and cash utilized for deposits related to sales office expansions totaling $7.2 million, offset by $11.7 million in proceeds from the sale of marketable securities. For the three and nine month periods ended September 30, 1997, the Company's investing activities consisted of $2.9 million and $10.1 million, respectively, of property and equipment purchases for sales office expansions in the Company's geographic markets.

         The Company's financing activities utilized $193,000 for the three month period ended September 30, 1998 and generated $136.8 million for the nine month period ended September 30, 1998. In January 1998, the Company issued $13.0 million aggregate principal amount at maturity of Consent Notes for an aggregate purchase price of $10.0 million. In February 1998, the Company issued and sold 8,600,000 shares of Common Stock (of which 600,000 shares were sold pursuant to the exercise of the underwriters' over-allotment option) in its initial public offering for net proceeds of approximately $127.0 million. In March 1998, the Company issued and sold 28,861 additional shares pursuant to the exercise of the underwriters' over-allotment option for net proceeds of $0.4 million. Cash generated from financing activities for the three and nine month periods ended September 30, 1997 of approximately $125.4 million and $125.0 million, respectively, related primarily to the August 1997 private placement of 14 5/8% Senior Notes, which raised net proceeds of $96.5 million and sales of the Company's Series A Preferred Stock for $30.2 million.

         On November 18, 1998, the Company issued and sold to Merrill Lynch Global Allocation Fund, Inc. ("MLGAF") a $10.0 million 17% Senior Secured Note due January 15, 1999 (the "17% Note"). Interest on the 17% Note, together with a facility fee of $500,000, is payable in cash at maturity. The 17% Note is secured by a first priority lien on substantially all assets of the Company, including the Company's accounts receivable and the stock of the Company's directly owned subsidiaries. MLGAF is the holder of all of the Company's 14% Senior Notes, 9% Convertible Subordinated Discount Notes due 2004 and Consent Notes. In addition, MLGAF is a substantial holder of 14-5/8% Senior Notes and Warrants to purchase Common Stock.

         The Company has substantial current and ongoing cash needs with respect to both its operations and the maturity of the 17% Note on January 15, 1999. The absence of additional capital infusions will result in the Company's inability to meet its obligations as they come due and raise substantial doubt about the Company's ability to continue as a going concern. The Company has engaged BT Alex. Brown Incorporated to advise the Company on strategic alternatives available to it, including the potential sale of the Company or its assets. In addition, the Company has engaged Daniels to explore the potential sale of the Company's USN Wireless, Inc. subsidiary. There can be no assurance that any such transaction or transactions will be concluded or, if concluded, that such transaction or transactions can be done on terms favorable to the Company's stockholders or creditors. In the absence of any such transaction, sources of funding could include public offerings or private placements of equity and/or debt securities or additional capital contributions from new or existing investors in the Company. There can be no assurance that any such additional financing will be available to the Company or, if available, that it can be obtained on a timely basis and within limitations contained in the indentures with respect to the Company's 14% Senior Notes and 14-5/8% Senior Notes. Failure by the Company to address its cash needs would have a material adverse effect on the Company's results of operations and financial condition.


Year 2000

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date field. Beginning in the year 2000, these date fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth-century dates. As a result, over the next two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

         The Company utilizes both information technology and non-information technology (i.e. embedded technology such as microcontrollers). It also both purchases third-party hardware and software products and develops software internally. Currently, the Company does not purchase or develop any software or hardware unless it is certified to be Year 2000 compliant.

         The Company is conducting a comprehensive review of its computer systems to ensure that all such systems are, or prior to the end of 1999 will be, Year 2000 compliant. The Company's plan for its Year 2000 project includes the following phases: (i) identification of all potential Year 2000 systems, (ii) assessment of each system to determine if any Year 2000 issues exist, (iii) evaluation of potential solutions, (iv) selection of corrective action, and (v) implementation of such corrective action, which includes internal testing and third-party verification. The Company has completed the identification and assessment phases for all information technology and non-information technology hardware. The Company has completed approximately 38% of its evaluation phase and has selected and taken corrective action for approximately 19% of its systems. The Company has also completed its internal testing for approximately 10% of its systems. This process is also utilized, to the extent necessary, as part of its normal internal software development and/or purchase process.

         The Company expects to complete all of the phases of the process described above and that all of its computer systems will be fully Year 2000 compliant before the end of 1999. However, there can be no assurance that such process will be completed prior to such date, or prior to the Year 2000, or that any problems will be properly identified and, if identified, that they will be adequately corrected. Any failure by the Company to properly assess and correct Year 2000 computer problems could have a material adverse effect on its business, financial condition and results of operations.

         In addition to assessing its own systems, the Company is conducting an external review of its vendors and suppliers, including equipment and systems providers and other telecommunications service providers, to determine their vulnerability to Year 2000 problems and any potential impact on the Company. In particular, the Company may experience problems to the extent that telecommunications carriers whose services are resold by the Company are not Year 2000 compliant. If such problems arise, they could have a material adverse effect on the Company's business, financial condition and results of operation. In the event that the Company's telecommunications providers are not Year 2000 compliant, the Company does not have a contingency plan in place to address such situation.

         The Company is currently in the process of selecting a third-party verification vendor in order to have independent verification of the Year 2000 readiness of all of its internally developed and purchased computer systems. A failure of the Company's computer systems or the failure of the Company's vendors to effectively upgrade their software and systems for transition to the Year 2000 could have a material adverse effect on the Company's business, financial position and results of operations.

         To date, the Company has expended approximately $275,000 on its effort to become Year 2000 compliant. The Company estimates that it will incur additional costs between $150,000 and $300,000 to become Year 2000 compliant, although the Company's evaluation of the Year 2000 problem is not yet complete and actual costs may be significantly higher. Costs associated with software modification are expensed by the Company when incurred.


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This document includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements containing the words "believes," "anticipates, "expects" and words of similar import. All statements other than statements of historical facts regarding the Company or any of the transactions described herein are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Actual results may differ materially from those projected in forward-looking statements. The Company believes that its primary risk factors include, but are not limited to: the number and size of competitors in its markets; access to capital; law and regulatory policy; dependence on technology and third parties, including provisioning and billing systems and services; and the mix of products and services offered in its target markets. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Any statements should be evaluated in light of these important factors.


                         PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         Ronald Glotzer v. USN Communications, Inc., et al., Case Number 98 CIV 8088, filed in the United States District Court for the Southern District of New York on November 12, 1998. Class action complaint brought against the Company, certain of the Company's current and former officers and directors and the managing underwriters of the Company's initial public offering, alleging violation of certain provisions of the Securities Act of 1933 in connection with the Company's initial public offering and seeking rescission, damages and other fees and costs. The Company intends to vigorously defend the case.

          Ronald Kassover v. USN Communications, Inc., et al., Case Number 98 Civ. 8250, filed in the United States District Court for the Southern District of New York on November 19, 1998. Class action complaint brought against the Company, certain of the Company's current and former officers and directors and the managing underwriters of the Company's initial public offering, alleging violation of certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 and seeking damages and other fees and costs. The Company intends to vigorously defend the case.

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

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         The Company has received notifications from Nasdaq advising the Company of its non-compliance with listing criteria as a result of the Company's failure to maintain a minimum bid price of $5.00 with respect to its Common Stock and to maintain a sufficient market value of the public float. Nasdaq has further advised the Company that if the Company is not compliant with the $5.00 bid price requirement or has not requested a hearing with Nasdaq by December 28, 1998, Nasdaq will delist the Common Stock at the open of business on December 30, 1998.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1. Note Purchase Agreement dated as of November 18, 1998 between the Company and MLGAF.

10.2. Security Agreement dated as of November 18, 1998 from the Company to
MLGAF.


27.       Financial Data Schedule

(b)      Reports on Form 8-K

         Form 8-K dated August 10, 1998 to report the adoption of a Stockholder Rights Plan.

         Form 8-K dated November 18, 1998 to report the issuance and sale of the 17% Note.


                                 SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 USN COMMUNICATIONS, INC.
                                      (Registrant)


Date:  November 20, 1998         /s/ ROBERT E. THOMPSON
                                 -----------------------------------------
                                 Vice President and Acting Chief Financial
                                 Officer (Duly authorized officer and
                                 principal financial officer of the registrant)


                             INDEX TO EXHIBITS



EXHIBIT
NUMBER                  EXHIBIT DESCRIPTION
--------                -------------------

10.1 Note Purchase Agreement dated as of November 18, 1998 between the Company and MLGAF.

10.2 Security Agreement dated as of November 18, 1998 from the Company to MLGAF.

27        Financial Data Schedule